Form 10-Q
period 1995-09-30
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 1995-11-21
CIK 767404

FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

   [ X ] Quarterly Report Under Section 13 or 15(d) of the
             Securities Exchange Act of 1934

     For the quarterly period ended:  September 30, 1995

                         OR

   [   ] Transition Report Under Section 13 or 15(d) of the
         Securities Exchange Act of 1934

    For the transition period from                   to


        Commission File Number:  0-13510

         ZOND-PANAERO WINDSYSTEM PARTNERS I
          A CALIFORNIA LIMITED PARTNERSHIP
   (Exact name of Registrant as specified in its charter)

          CALIFORNIA                           77-003535
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

         13000 Jameson St., Tehachapi, California 93561
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                    (ZIP CODE)

                    (805) 822-6835
   (Registrant's telephone number, including area code)


  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES  X     NO

PART I -- FINANCIAL INFORMATION


Item 1.

Statement of Assets, Liabilities and Partners'
  Deficit at September 30, 1995 and December 31, 1994.

Statement of Revenues and Expenses for the Three Months Ended September 30, 1995, and
  September 30, 1994.

Statement of Revenues and Expenses for the Nine Months Ended September 30, 1995, and
  September 30, 1994.

Statement of Changes on Partners' Capital
  Accounts at December 31, 1994, and September 30, 1995.

Statement of Cash Flows for the Nine Months
  Ended September 30, 1995, and September 30, 1994.

Notes to Interim Financial Statements.

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

BALANCE SHEET
(Amounts in thousands)
                                       December 31, September 30,
                                          1994         1995
                                        (Audited)    (Unaudited)
ASSETS
Current assets:
  Cash                                   $       37   $    1,503
  Accounts receivable                           494          841
  Other current assets                          158          179
                                         -----------  -----------
   Total current assets                         689        2,523
                                         -----------  -----------
Noncurrent assets:
  Building                                       98           98
  Wind turbines                              49,561       49,561
  Less - Accumulated depreciation           (24,749)     (26,622)
                                         -----------  -----------
   Total noncurrent assets                   24,910       23,037
                                         -----------  -----------
Total assets                             $   25,599   $   25,560
                                         ===========  ===========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current portion of
    notes payable to related party       $    1,449   $    1,543
  Accounts payable                              125          155
  Interest payable to related party           3,704        4,812
  Amounts payable to related parties             84           56
                                         -----------  -----------
   Total current liabilities                  5,362        6,566
                                         -----------  -----------
  Notes payable to related party, less
    current portion                          17,321       16,525
                                         -----------  -----------
Partners' capital:
  Limited partners                            2,303        1,860
  General partner                                16           14
  Substituted limited partner                    16           14
  Special limited partner                        --           --
  Contributed capital                           581          581
                                         -----------  -----------
   Total partners' capital                    2,916        2,469
                                         -----------  -----------
Total liabilities and partners' capital  $   25,599   $   25,560
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF OPERATIONS
(Amounts in thousands except limited partnership units)
                                     For the Three Months Ended
                                             September 30,
                                            1994         1995
Revenues:
  Sales of electricity                   $    1,251   $    1,291
  Other income                                    5           15
                                         -----------  -----------
                                              1,256        1,306
                                         -----------  -----------
Costs and Expenses:
  Depreciation                                  625          625
  Interest expense                              534          496
  Property taxes, net of
     refund of $39,000 in 1994                  (28)          10
  Management fees and land lease                111          128
  Maintenance and other operating costs         277          265
  Insurance expense                              52           52
                                         -----------  -----------
                                              1,571        1,576
                                         -----------  -----------

Net income (loss)                        $     (315)  $     (270)
                                         ===========  ===========

Net income (loss) per limited
   partnership unit                      $   (0.264)  $   (0.227)
                                         ===========  ===========
Number of limited partnership
   units outstanding                          1,190        1,190
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF OPERATIONS
(Amounts in thousands except limited partnership units)
                                       For the Nine Months Ended
                                               September 30,
                                             1994         1995
Revenues:
  Sales of electricity                   $    3,629   $    4,136
  Other income                                    7           21
                                         -----------  -----------
                                              3,636        4,157
                                         -----------  -----------
Costs and Expenses:
  Depreciation                                1,873        1,873
  Interest expense                            1,634        1,526
  Property taxes, net of
     refund of $39,000 in 1994                   (5)          27
  Management fees and land lease                233          266
  Maintenance and other operating costs         820          753
  Insurance expense                             151          159
                                         -----------  -----------
                                              4,706        4,604
                                         -----------  -----------

Net income (loss)                        $   (1,070)  $     (447)
                                         ===========  ===========

Net income (loss) per limited
   partnership unit                      $   (0.899)  $   (0.376)
                                         ===========  ===========
Number of limited partnership
   units outstanding                          1,190        1,190
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Amounts in thousands)
                                                       Substituted
                                    General   Limited    Limited Contributed
                          Total     Partner   Partners   Partner   Capital
Profit and
 loss percentage             100%      0.5%      99.0%      0.5%    --
                         ========   =======   ========   =======   ======

Accumulated capital
contributions, net of private
 placement costs and
 cash distributions    $  27,000  $    273  $  26,146  $     --  $   581

Conversion to Substituted
 Limited Partner            --         (83)        --        83

Accumulated tax basis losses
 from June 29, 1984
 (inception) through
 December 31, 1992       (20,701)     (157)   (20,494)      (50)
                       ---------- --------- ---------- --------- --------
Balance at:
 December 31, 1992         6,299        33      5,652        33      581

  Net loss                (1,640)       (8)    (1,624)       (8)
                       ---------- --------- ---------- --------- --------
 December 31, 1993         4,659        25      4,028        25      581

  Net loss                (1,743)       (9)    (1,725)       (9)
                       ---------- --------- ---------- --------- --------
 December 31, 1994         2,916        16      2,303        16      581

  Net loss                  (447)       (2)      (443)       (2)   --
                       ---------- --------- ---------- --------- --------
 September 30, 1995    $   2,469  $     14  $   1,860  $     14  $   581
                       ========== ========= ========== ========= ========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH

(Amounts in thousands)
                                             December 31, September 30,

                                                  1994         1995
Cash flows from operating activities:
  Net income (loss)                          $   (1,070)  $      (447)

  Adjustments to reconcile net income (loss) to cash
   provided by (used in) operating activities -
     Depreciation                                 1,873         1,873
     Accounts receivable                           (350)         (347)
     Other current assets                           (87)          (21)
     Accounts payable and accrued expenses           84            30
     Amounts payable to related party               (66)          (28)
     Interest payable to related party            1,231         1,108
                                             -----------  ------------
        Net cash provided (used)                  1,615         2,168

Cash flows from financing activities:
  Principal payments to related party              (619)         (702)
                                             -----------  ------------
   Net increase in cash and cash equivalents        996         1,466

Cash & cash equivalents beginning of period         226            37
                                             -----------  ------------
Cash and cash equivalents end of period      $    1,222   $     1,503
                                             ===========  ============
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest     $      405   $       418
                                             ===========  ============

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

1. The accompanying unaudited financial statements reflect all adjustments which are, in the opinion of the Partnership's general partner, necessary to a fair statement of the results for for the periods presented. The results of operations for interim periods are not necessarily indicative of results for the full year.

2. The Partnership's limited partnership agreement allows the Partnership's general partner to determine the method for maintaining the Partnership's accounting records. Untit 1987, the records were maintained on a cash basis. However,
     Section 481 of the Tax Reform Act of 1986 (the "Act") prescribed a change, effective January 1, 1987, in the accounting method for certain tax shelters having corporate general partners, including the Partnership, to require tax-basis accrual accounting. In accordance with Section 481 of the Act, differences between the two bases were recognized for federal income tax purposes ratably by the Partnership over a three year period. Below are reconciliations between the Partnership's tax-basis accrual financial statements and its GAAP basis accrual financial statements included herein for both results of operations, partners' capital balances and total assets.

    Taxable income year to date                 $    1,422,000

    Less: Depreciation less for tax than GAAP       (1,870,000)

    Other, net                                           1,000
                                                ---------------
       GAAP basis income(loss)                  $     (447,000)
                                                ===============

    Tax basis partners' capital
    at September 30, 1995                       $  (14,302,000)

    Plus:
    GAAP basis loss less than taxable loss net,
        June 24, 1984 (inception)
        through  December 31, 1994                  18,640,000

    GAAP basis loss less than taxable loss
     January 1, 1995 through
     September 30, 1995                             (1,869,000)
                                                ---------------
     GAAP basis partners' capital               $    2,469,000
                                                ===============

3. Reconciliation of GAAP Basis and Tax Basis Financial
Statements:

    Tax basis total assets                       $    8,767,000

    Cumulative tax depreciation in excess of
     GAAP depreciation                               16,793,000
                                                ---------------
    GAAP basis total assets
      at September 30, 1995                      $   25,560,000
                                                ===============

4. During all periods presented in these financial statements, 1,190 units of limited partnership interests were outstanding.

5. As a "Special Limited Partner" of the Partnership, Dean Witter Reynolds, Inc. is entitled to receive 5% of all Partnership distributions made after the later of April 1, 1995 and the date on which the cumulative aggregate distributions to the Partnership's limited partners exceed $10,000,000.

6. Following its removal as a general partner of the Partnership effective June 24, 1988, PanAero Management
     Corporation became a substituted limited partner of the Partnership with the same capital account and interest in profits and losses as it had as a general partner.

7. In accordance with the 1988 agreement between Zond Systems, Inc.("Zond") and the placement agent, Zond forgave its share, as a joint venture partner of Mesa Wind Developers, of certain indebtedness owed by the Partnership to such joint venture representing management fees, easement royalties and other miscellaneous expenses related to windsystem operations.

8. No provision has been made for income taxes in the accompanying financial statements. The Partnership, as an entity, is not assessed taxes based upon income generated by its operations its operations. Income taxes, if any, are the liability of the individual partners.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

    Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership") was formed in 1984 to purchase, own, and operate a wind-driven electric power generating facility located near Palm Springs, California (the "Windsystem"). The electricity generated by the Windsystem is sold to Southern California Edison Company. The general partner of the Partnership is Zond Windsystems Management Corporation, a wholly-owned subsidiary of Zond Systems, Inc. ("Zond").

Liquidity and Capital Resources

    The Partnership continues to experience a lack of liquidity primarily due to a continued short-fall in revenues from operations in comparison to the costs and expenses of operations. Accordingly, payments on the Purchase Notes in the aggregate amount of $4,246,000 were in arrears at September 30, 1995. The Partnership expects that it will continue to experience poor liquidity and to defer certain payments on the Purchase Notes. See "Results of Operations."

Results of Operations

Three Months Ended September 30, 1995, Compared to Three
Months Ended September 30, 1994

    Revenues from power sales in the three months ended
September 30, 1995, were approximately 3.2% higher than the corresponding 1994 period. Average wind speed at three representative anemometer locations on the Operating Site was approximately 2% lower for the three months ended September 30, 1995, than for the corresponding 1994 period and was approximately 3% lower than the historical averages. Only three anemometers are used to measure wind speed, therefore a direct correlation to production of the entire group of turbines cannot always be expected. One factor that can effect this correlation is system availability. During the quarter the wind system was more available for operation. The increased system availability during this period compared to the same period last year more than offset the lower wind speeds recorded. As reported by Southern California Edison Company, the Windsystem produced 12,652 megawatt hours in the three months ended September 30, 1995, in comparison to production of 12,294 megawatt hours in the corresponding 1994 period, representing an increase in production of approximately 3%.

    The Partnership received approximately $15,000 in "other income" from interest earned on excess operating funds in the three months ended September 30, 1995, and approximately $5,000 in the corresponding 1994 period. Average cash balances in excess of current operating needs were larger during the current quarter due to higher production revenue during the nine months ended September 30, 1995.

    Total expenses for the three months ended September 30, 1995, were approximately 0.3% higher than the corresponding 1994 period. Maintenance expenses decreased approximately 4.5%.
This variance is within standard range and not material. Insurance expense was unchanged. Interest expense decreased due to lower average principal balances on the Purchase Notes outstanding. Management fees and land lease expenses, which are based on the Partnership's power generation revenue receipts, increased approximately 15% due to increased revenue receipts. Property taxes decreased (net of refund of $39,000) by $1,000 to $10,000 from the corresponding 1994 period. Overall, the Partnership reported a loss of $270,000 for the three months ended September 30, 1995, in comparison to a loss of $315,000 for the corresponding 1994 period.

    The Partnership's overall financial condition worsened during the three months ended September 30, 1995. The change i n overall financial condition is primarily due to the third quarter loss. During the three months ended September 30, 1995, total partners' capital decreased $270,000 from $2,739,000 at June 30, 1995, to $2,469,000 and Limited Partners' capital decreased $268,000 from $2,128,000 at June 30, 1995, to $1,860,000. This represents a total decrease of approximately $225 per unit of partnership. Based on historical average wind speed and current cost levels, the Partnership expects to continue to suffer net annual operating losses. The Partnership expects that its overall financial condition will continue to worsen for the foreseeable future.

Nine Months Ended September 30, 1995, Compared to Nine Months
Ended September 30, 1994

    Revenues from power sales in the nine months ended September 30, 1995, were approximately 14% higher than the corresponding 1994 period. Average wind speed at three representative anemometer locations on the Operating Site was approximately 6% higher for the nine months ended September 30, 1995, than for the corresponding 1994 period and was approximately 1% higher than the historical averages. As reported by Southern California Edison Company, the Windsystem produced 40,547 megawatt hours in the nine months ended September 30, 1995, in comparison to production of 35,609 megawatt hours in the corresponding 1994 period, representing an increase in production of approximately 14%.

    The Partnership received approximately $21,000 in "other income" from interest earned on excess operating funds in the nine months ended September 30, 1995, and approximately $7,000 in the corresponding 1994 period. Average cash balances in excess of current operating needs were larger in the current period due to higher production revenue.

    Total expenses for the nine months ended September 30, 1995, were approximately 2.2% less than the corresponding 1994 period. Maintenance expenses decreased approximately 8.2%. In the first quarter of 1994, the relocation of one Turbine was completed and certain expenses related to the relocation of three other Turbines were accounted for.

    The Turbines had been relocated as a result of a discovery in 1993 that the earth surrounding and supporting their foundations had become seriously eroded. The suspected causes were the heavy rains experienced at the Operating Site during the preceding winter and the Landers earthquake, whose epicenter was in the area of the Operating Site. Insurance expense increased approximately 5.3%. Interest expense decreased due to lower average principal balances on the Purchase Notes outstanding. Management fees and land lease expenses, which are based on the Partnership's power generation revenue receipts, increased approximately 14.2% due to increased revenue receipts. Property taxes decreased (net of refund of $39,000) by $7,000 to $27,000 from the corresponding 1994 period. Overall, the Partnership reported a loss of $447,000 for the nine months ended September 30, 1995, in comparison to a loss of $1,070,000 for the corresponding 1994 period.

    The Partnership's overall financial condition worsened during the nine months ended September 30, 1995. The change in overall financial condition is primarily due to the nine month loss. During the nine months ended September 30, 1995, total partners' capital decreased $447,000 from $2,916,000 at December 31, 1994, to $2,469,000 and Limited Partners' capital decreased $443,000 from $2,303,000 at December 31, 1994, to $1,860,000. This represents a total decrease of approximately $372 per unit of partnership. Based on historical average wind speed and current cost levels, the Partnership expects to continue to suffer net annual operating losses. The Partnership expects that its overall financial condition will continue to worsen for the foreseeable future.

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


a. Exhibits

   Exhibit 27. Financial Data Schedule.

b. Reports on Form 8-K: No reports on Form 8-K have been filed by the Registrant.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         ZOND-PANAERO WINDSYSTEM PARTNERS I
           A CALIFORNIA LIMITED PARTNERSHIP

                           By: Zond Windsystems Management
                           Corporation, General Partner


Date: November 14, 1995    By:/S/ KENNETH C. KARAS

                           Kenneth C. Karas
                           President and
                           Chief Financial Officer

Date: November 14, 1995    By:/S/ D. MICHAEL WESTBELD

                           D. Michael Westbeld
                           Vice President-Controller