Form 10-K
period 1995-12-31
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 1996-04-02
CIK 767404

                              FORM 10-K

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended December 31, 1995, or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from              to
Commission File No. 0-13510

ZOND-PANAERO WINDSYSTEM PARTNERS I, A CALIFORNIA LIMITED PARTNERSHIP (Exact name of registrant as specified in its charter)

             California                                   77-0035358
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

13000 Jameson St., Tehachapi, California                    93581
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (805) 822-6835

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                   Units of Limited Partnership Interest
                           (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X   NO

     State the aggregate market value of Voting Stock held by non-affiliates of the registrant: Not applicable. -- The registrant is a limited partnership and its units of limited partnership interest are not traded.

                     ZOND-PANAERO WINDSYSTEM PARTNERS I,
                     A CALIFORNIA LIMITED PARTNERSHIP

                               FORM 10-K
                 For the Fiscal Year Ended December 31, 1995


                            TABLE OF CONTENTS


Item Number
in Form 10-K                                                     Page


                              PART I

1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .7
3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .8
4.  Submission of Matters to a Vote of Security Holders  . . . . . .8

                             PART II

5.  Market for Registrant's Common Equity and Related
      Stockholder Matters. . . . . . . . . . . . . . . . . . . . . .8
6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . .9
7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operation . . . . . . . . 10
8.  Financial Statements and Supplementary Data. . . . . . . . . . 13
9.  Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure . . . . . . . . . . . 13

                             PART III

10. Directors and Executive Officers of the Registrant . . . . . . 13
11. Executive Compensation . . . . . . . . . . . . . . . . . . . . 15
12. Security Ownership of Certain Beneficial Owners
      and Management . . . . . . . . . . . . . . . . . . . . . . . 16
13. Certain Relationships and Related Transactions . . . . . . . . 17

                              PART IV

14. Exhibits, Financial Statement Schedules, and
      Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . 20

                              PART I


ITEM 1.     BUSINESS

Introduction

 Zond-PanAero Windsystem Partners I, a California limited partnership (the "Partnership") was formed in June of 1984, to purchase, own and operate a system of 300 Vestas Energy A/S ("Vestas") Model V15 wind turbine electric generators (the "Turbines"). The electricity generated by the Turbines is sold by the Partnership to its sole customer, Southern California Edison Company ("SCE").

 Each Turbine has a rated capacity of 65 kilowatts, and the Turbines have an aggregate rated capacity of 19.5 megawatts. The Turbines, together with certain infra structural improvements (collectively, the "Operating Site"), form an integrated electric power generating facility (the "Windsystem"). The Windsystem is located in the San Gorgonio Pass area of the San Bernardino Mountains near Palm Springs, California.

 The business of the Partnership and the respective rights of its partners are governed by the First Amended and Restated Certificate and Agreement of Limited Partnership of Zond-PanAero Windsystem Partners I, a California Limited Partnership, dated as of November 29, 1984, as amended (the "Partner-ship Agreement"). The term of the Partnership expires on December 31, 2005, unless terminated earlier in accordance with the terms of the Partnership Agreement.

 The general partner of the Partnership (the "General Partner") is Zond Windsystems Management Corporation ("ZWMC"), a California corporation wholly owned by Zond Systems, Inc. ("Zond"). From the Partnership's formation in 1984 until June 24, 1988, PanAero Management Corporation ("PAMC"), a Califor-nia corporation wholly owned by PanAero Corporation ("PanAero"), served as the other general partner of the Partnership. PAMC was removed as a general part-ner effective June 24, 1988, by a vote of the partners of the Partnership.

 Until July 28, 1988, the Windsystem was managed, operated and maintained by Mesa Wind Developers ("Mesa"), a joint venture composed of Zond and PanAero California, Ltd., an affiliate of PanAero ("PACL") pursuant to a now terminated agreement (the "Mesa Agreement"). Following the removal of PAMC, Zond has performed such functions pursuant to a windsystem management agreement dated July 27, 1988 (the "Management Agreement") that terminates on December 31, 2004.

 In order to purchase the Turbines (the "Purchase Note Financing"), the Partnership paid $26,500,000 of the Windsystem's purchase price by issuing non-recourse promissory notes (the "Purchase Notes") to Mesa Construction Company, a California joint venture composed of affiliates of ZWMC and PAMC ("MCC"), which subcontracted the construction of the Windsystem to Zond. In order to pay for the construction of the Windsystem, MCC borrowed $16,000,000 (the "Term Loan") from a syndicate of lenders (the "Windsystem Lender") and pledged the Purchase Notes and their underlying security interests to the
- -1-

Windsystem Lender as collateral. MCC and such financing were the subjects of a bankruptcy proceeding. See "MCC Bankruptcy." In September of 1993, MCC repaid the Term Loan in full.


Sale of Electric Power

 The Windsystem is an integrated electric power generating plant consist-ing of an array of individually sited Turbines. The Turbines are interconnected by a system of transformers and power transfer lines to a sub-station and SCE's transmission grid. The individual power lines from each of the Turbines are fed into step-up transformers which increase the voltage from 480 volts to 12.5 kilovolts. Additional 12.5 kilovolt power transfer lines carry electricity to a substation which steps up the electric power to 115 kilovolts for delivery to SCE.

 The Partnership sells the electric power generated by the Turbines to SCE under a power purchase and sales agreement (the "Power Agreement"). The Power Agreement was originally entered into between SCE and PanAero in April of 1982, and was assigned by PanAero to Mesa in July of 1984. Mesa subsequently assigned the portion of the Power Agreement which covers the aggregate rated capacity of the Turbines (19.5 megawatts) to the Partnership until December 31, 2004. The Power Agreement covers an aggregate of 30 megawatts, and Mesa has assigned 10.4 megawatts to Zond-PanAero Windsystem Partners II, a Califor-nia limited partnership ("ZP-II") whose general partner is an affiliate of the General Partner. Such assignment also terminates on December 31, 2004.

 Under the Power Agreement, SCE is required to purchase all of the elec-tric output from the Turbines at a rate equal to the greater of either (I) 89% of SCE's "cost of energy" or (ii) a fixed minimum price of $0.102 per kilowatt hour ("kWh"). The Power Agreement provides, however, that if SCE's cost of energy exceeds $0.20 per kWh, the price per kilowatt paid by SCE will be limited to $0.20 per kWh plus 70% of the difference between 89% of its cost of energy and $0.20 per kWh. SCE's cost of energy, in a rising market, could have a beneficial impact on the Partnership's revenues; however, the cost of energy is not expected to experience this level of increase. Since formation of the Partnership, SCE has paid only the fixed minimum price of $0.102 per kWh. SCE makes monthly meter readings of the amount of electricity delivered to SCE by the Partnership and makes monthly payments to the Partnership based on such meter readings.

 For 1995, SCE purchased an aggregate of 45,334,000 kWh of electricity from the Partnership for an aggregate purchase price of approximately $4,624,000. See Part II, Item 6 hereof for the amounts of revenue, operating loss and assets of the Partnership for the fiscal years 1991 through 1995.

 The amount of electricity produced by the Turbines depends upon wind speed, which is subject to significant seasonal variations in the San Gorgonio Pass area. Wind speed is generally highest during the summer months and lowest during the winter months. These seasonal variations result in significant variations from month to month in the net power production realized by the Turbines, and, therefore, result in monthly variations in the
- -2-
amount of electricity sold to SCE.


Windsystem Performance

 The Windsystem commenced operation in November of 1984. The Windsystem's annual electrical power production was originally projected to be 74,761 megawatt-hours per full calendar year. These annual production projections were based upon forecasted average wind speed at the Operating Site estimated by the Partnership's independent wind consultants. The Windsystem actually produced 39,097, 38,520, 45,968, 43,768, and 45,334 megawatt-hours for calendar years 1991, 1992, 1993, 1994, and 1995, respectively.

 The wind speed at the Operating Site was measured using an instrument
called an anemometer   a device that records wind speeds at designated inter-
vals over long periods of time. The consultants used data from anemometers that were located in the general area of the proposed Windsystem site and re-corded data for the years 1979, 1980, and 1983. Based upon operating experi-ence, it is now known that wind resources should be measured in close proximity to each individual turbine site, not merely across a windsystem site. The varying topography at a windsystem site can create significant differences in the wind resource to which each individual turbine would be exposed depending on its location at the Operating Site. Measurement is now typically accomplished by deploying more anemometers in the specific areas of prospective turbine sites.

 Lower than projected production, and correspondingly lower than projected annual power sales revenues in years prior to 1988, had been offset (subject to a 30% deductible) by payments to the Partnership under an insurance policy issued by California Union Insurance Company ("Cal Union") which protected the Partnership against revenue losses due to wind resource deficiencies (the "Performance Policy" or "Policy"). With the approval of the bankruptcy court having jurisdiction over the MCC bankruptcy, the Partnership terminated the Performance Policy in settlement of a dispute with Cal Union. See "Settlement of Performance Policy." The cash payment that the Partnership received in connection with such settlement included any and all outstanding and future claims of the Partnership with respect to the Performance Policy. In 1989, the Partnership received $3,300,000 for the 1988 and all future revenue losses and $4,164,000 for claims under the Partnership's boiler and machinery policy. Subsequent to the termination of the Policy, the General Partner attempted to obtain alternative coverage for the Partnership, but was unable to locate an insurer willing to underwrite this type of risk.

The Plan

 Following the removal of PAMC as a general partner, the Partnership began implementing a plan (the "Plan") to improve power production and reduce operating costs of the Windsystem. The Plan consisted of a series of mechanical upgrades as well as financial and administrative improvements. The bulk of the funding needed to implement the Plan was obtained through the settlement of the dispute with Cal Union. Implementation of the Plan was sub-ject to certain criteria and procedures imposed in connection with MCC's
- -3-
bankruptcy reorganization plan. See "MCC Bankruptcy." For a discussion of the use of settlement funds, see "Settlement of Performance Policy."

 The mechanical upgrades consisted of repitching and taping some of the original Turbine blades, replacing certain Turbine blades, modifying the Turbine yaw system and removal of the smaller of the two generators that are part of each Turbine. Each upgrade was economically ranked to gain the greatest benefit in comparison to cost, due to the limited funds available.


 Many of the original Turbine blades exhibited stress cracks, which, in some cases, required the affected Turbines to be shut down. The Partnership replaced blades on 143 Turbines because of the poor condition of such blades. Consistent with the cost/benefit analysis discussed above, the blades on the remaining 157 Turbines were not replaced because their condition was relatively good. The Partnership believes that the original turbine blades were not properly fabricated and could not be permanently repaired. The Turbine blades were originally manufactured by a supplier to Vestas, the manufacturer of the Turbines. Both Vestas and the supplier declared bankruptcy in the mid 1980's. The Partnership was not, and is not, able to pursue either company to recoup any of the losses. Therefore, the Plan included the design, manufacture and installation of new blades. The new blades were designed and tested by LACADRE, Inc., an independent Los Angeles-based aeronautical engineering firm, with the assistance of Zond's technical staff. The Partnership replaced blades on 143 Turbines.

 The Plan also included the relocation of 52 Turbines from their original pads to new pads that are expected to experience higher average wind speed. Certain Turbines were also relocated to towers extended by adding a new base, thereby exposing such Turbines to higher average wind speed. The Plan was completed in 1991 for a total cost of $4,573,000.

 Implementation of the Turbine relocation phase of the Plan depended, in part, upon the approval by the United States Department of the Interior, Bureau of Land Management (the "BLM"), which owns the Operating Site. The Partnership submitted a relocation proposal to the BLM in March of 1989, as to which proposal the BLM issued formal permission on January 9, 1990, substantially in accordance with Zond's requests. To gain the BLM's permis-sion, the Partnership agreed to the relocation of 22 additional Turbines to locations less visible to the Palm Springs area. The Partnership acceded to the BLM's requests, under the provisions that the relocations were to be at no cost to the Partnership and that the less visible sites were to be equal to or better than the original locations in terms of wind energy. Funds to pay for such relocations have been provided by the BLM: the BLM uses the rental income that it receives from Mesa Wind Developers ("MWD"), which income MWD, in-turn, receives from the Partnership. The Partnership completed such relocations during 1992.

Settlement of Performance Policy

 The Partnership's lower than projected energy production had been partially offset by payments from Cal Union under the Performance Policy,
- -4-
which Policy has been terminated. See "Windsystem Performance." Prior to its termination, the Performance Policy had been due to expire in December of 1989, subject to the Partnership's option to renew at a premium that was to have been based upon a formula substantially dependent upon losses incurred under the Policy. However, Cal Union and the Partnership, Zond, and certain Zond affiliates entered into a Settlement Agreement and Mutual Special Release dated April 12, 1989, to terminate the Performance Policy in settlement of a dispute. In exchange for mutual releases, a dismissal of a Cal Union lawsuit for rescission and reformation of the Policy, and a termination of the Policy, and following bankruptcy court approval in November 1989, Cal Union paid $11,230,000, allocated 68.04% to the Partnership and 31.96% to ZP-II, whose facility is also covered by the Policy. Cal Union received a credit of $258,000 for amounts paid to the Partnership and ZP-II in the fourth quarter of 1988. The settlement payment was in addition to claims already paid under the Policy, which totaled approximately $5,700,000 prior to termination of the Policy, of which $168,000 was credited against its share of the $11,230,000 settlement amount plus $534,889 of accrued interest, approximately $7,828,823. Under the Reorganization Plan (as defined in "MCC Bankruptcy"), $6,600,000 of the settlement proceeds were allocated to the Plan and a similar improvements plan for ZP-II and were held in special accounts to be disbursed as necessary to implement such improvement plans. The Partnership's share of the settlement amount was substantially in excess of the $2,211,000 of premiums paid by the Partnership under the Policy, and in excess of the $4,573,000 cost of implementing the mechanical upgrades under the Plan. The excess settlement funds were paid to MCC to reduce notes receivable. MCC utilized such funds to pay third party lenders who had provided the financing to MCC to build the Windsystem. See "MCC Bankruptcy."

 The Partnership has been unable to obtain insurance coverage similar to the Performance Policy. As a result, since 1989, the Partnership has been at risk for lower than expected winds at the Operating Site. The lack of this coverage contributed to the Partnership's liquidity difficulties and hindered its ability to service its debt obligation according to the original repayment schedule. See Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operation   Liquidity and Capital Resources."

MCC Bankruptcy

 On July 2, 1987, the Windsystem Lender delivered a notice of default to MCC alleging certain defaults by MCC under the Term Loan. On August 6, 1987, the Windsystem Lender notified MCC of its intention to foreclose on the Purchase Notes. In its July notice, the Windsystem Lender alleged, in addition to certain technical defaults, an inability of ZWMC and PAMC, then co-general partners, to agree on and implement a prudent course of action for the Partnership and that such inability was a fundamental problem which, in the opinion of the Windsystem Lender, impaired the value of the Windsystem and the Purchase Notes.

 On December 23, 1987, PanAero Omega, Ltd. ("PanAero Omega") an affiliate of PAMC, acting as one of the joint venture partners of MCC and without the knowledge of Zond Construction Company ("ZCC"), the Zond affiliate that serves as the other joint venture partner, filed an involuntary petition in
- -5-
bankruptcy against MCC under Chapter 11 of the Federal Bankruptcy Act, as amended, in the United States Bankruptcy Court for the Eastern District of California (the "Bankruptcy Court") for the purpose of staying the threatened foreclosure by the Windsystem Lender. A similar petition was filed with respect to Mesa Construction Company II ("MCC II") from whom ZP-II purchased its windsystem pursuant to a similar financing arrangement with the Windsystem Lender.

 On June 5, 1989, MCC filed with the Bankruptcy Court a Joint Plan of Reorganization and related Disclosure Statement, and on August 11, 1989 filed a First Amended Joint Plan of Reorganization and related Disclosure Statement. A confirmation hearing with respect to the Disclosure Statement was held on September 20, 1989, at which MCC's Revised Disclosure Statement with respect to the First Amended Joint Plan (the "Reorganization Plan") was approved. The Reorganization Plan was confirmed by the U.S. Bankruptcy Court for the Eastern District of California (the "Bankruptcy Court") on October 13, 1989, and implemented on November 7, 1989. On October 23, 1989, PanAero Omega and PanAero Alpha, Ltd. filed with the Bankruptcy Court a notice of appeal and consent to hearing by the Bankruptcy Appellate Panel for the Ninth Circuit (the "Panel") of the Bankruptcy Court's confirmation order, and on October 30, 1989, filed with the Panel a notice of motion for stay of the confirmation order. MCC has filed with the Panel objections to the Panel's jurisdiction and motions in opposition to the motion for stay. A hearing has not yet been held. The General Partner believes that implementation of the Reorganization Plan has rendered moot the motions for stay.

 In connection with the Reorganization Plan, the Partnership agreed to make distributions to its Limited Partners only if certain financial ratios and reserve levels are met. Specifically, the Partnership will be able to make distributions to the Limited Partners only after two years have elapsed from Bankruptcy Court approval of the Reorganization Plan and if the aggregate reserves held by the Partnership and MCC are $3,600,000 or more after giving effect to the then current debt service payments and to the proposed distributions to the Limited Partners and any distributions to the joint venture partners of MCC. In addition, the reserves held by the Partnership must be at least $5,000 per Turbine, after giving effect to the proposed distributions, and the ratio of the Partnership's net operating cash flow to the debt service under the Term Loan (annualized based on the previous year's audited financial statements) must be at least 1.4. Finally, no defaults must exist with respect to the Purchase Notes and the Term Loan. As of the date of this Annual Report, the Partnership is unable to make distributions to the Limited Partners.

 Financial and Operational Requirements.  Pursuant to the Reorganization
Plan, the Partnership's interest obligation on the Purchase Notes was reduced two percent (2%) beginning January 1, 1990. The Partnership is required to carry certain property/casualty/earthquake insurance but no systems performance insurance. The Partnership was required to provide the Windsystem Lender with certain periodic financial and budget reports. The Partnership's Turbines were required to have availability factors of at least 90% for any three- month period except for periods of external catastrophes and implementation of the Plan. The Windsystem Lender also was granted security
- -6-
interests in the SCE power payment account and the Management Agreement. In addition, all Partnership bank accounts were held at a bank of the Windsystem Lender's choice, subject to security interests in favor of the Windsystem Lender. In September of 1993, MCC repaid the Term Loan in full.

Research and Development

 Windsystem performance research and development actuated under the Plan were conducted and funded by other entities. For discussion of the Plan, see "The Plan." Zond, in cooperation with Dean Witter Reynolds Inc. ("Dean Witter") and LACADRE, developed the Turbine modifications carried out under the Plan. (Dean Witter was the Partnership's original placement agent for the sale of units of limited partnership interests in the Partnership ("Units") and a Special Limited Partner of the Partnership.) Cal Union's independent engineering consultants, R. Lynette and Associates, Inc., reviewed and approved the modifications. As discussed under "Settlement of Performance Policy," Cal Union funded the modifications. Dean Witter funded the design and testing of the new Turbine blades installed under the Plan.

 Any current research and development expenses related to improvement of wind turbine electric generating facility performance are shared, proportionately, by the Partnership with other programs that Zond manages. The Partnership's on-going share is not material.

Employees

 The Partnership has no employees. Zond manages, operates, and maintains the Windsystem pursuant to the Management Agreement, and renders semi-annual accountings and operating reports to the partners regarding the Windsystem. Any remaining day-to-day activities of the Partnership are attended to by the General Partner which utilizes employees of Zond.


ITEM 2.     PROPERTIES

 The Windsystem (an integrated electric power generating facility located at the Operating Site) consists of 300 Turbines and certain infra structural improvements. Each Turbine has a rated capacity of 65 kilowatts, and the Turbines have an aggregate rated capacity of 19.5 megawatts. The electricity generated by the Turbines is sold by the Partnership to SCE. The Partnership depends solely upon production from the Windsystem and the resulting revenues to fund all operations of the Windsystem, repay debt, administer the Partnership, and make distributions to its partners. From the commencement of operation of the Windsystem in November of 1984 through December 31, 1995, the Windsystem has produced 419,000 megawatts of power and averaged 96.4% Turbine availability. See Item 1. "Business Introduction."

 The Operating Site is situated on two adjoining parcels of land, consisting of approximately 440 acres, located in the San Gorgonio Pass area of the San Bernardino Mountains approximately 16 miles northwest of Palm Springs, California. The two parcels are owned by the United States. Under a Right-of-Way Grant (the "Right-of-Way Grant") from the BLM, Mesa holds certain
- -7-
rights to develop wind energy resources on the Operating Site. The primary term of the Right-of-Way Grant expires in January of 2003, unless earlier terminated by its terms but the Right-of-Way Grant may automatically continue for up to 10 additional years if certain conditions are met. The Right-of-Way Grant was originally issued to PanAero on January 26, 1983, and was assigned by PanAero to Mesa in April of 1984.

 The Partnership owns the Turbines, including the supporting towers and related concrete support pads and controllers. Subject to the interests of the United States, Mesa owns the Operating Site, which includes roads, fences, the power transfer system, the substation and maintenance facilities. The Partnership uses the Operating Site pursuant to a 20-year easement granted by Mesa under the terms of a Wind Park Easement Agreement dated as of September 7, 1984 (the "Wind Park Easement Agreement").

 Mesa has also granted ZP-II a similar easement for the installation and operation of wind turbines. ZP-II has installed 160 wind turbines on the Operating Site. The general partner of ZP-II is an affiliate of the General Partner. The facilities on the Operating Site, such as roads, fences, the power transfer system, the substation and maintenance facilities, are also utilized by ZP-II.

 Mesa was granted an easement by Seymour Lazar and Alyce Lazar (the "Lazar Easement") over certain real property (the "Lazar Real Property") located immediately adjacent to the Operating Site. The Lazar Easement was recorded on June 28, 1990, in the County of Riverside. This easement was granted in perpetuity.


ITEM 3.     LEGAL PROCEEDINGS

PanAero State Litigation

 In July of 1995, PanAero, among other plaintiffs, filed a lawsuit entitled, PanAero Management Corporation et al. v Zond Systems, Inc., et al., Los Angeles Superior Court Case No. BC 130959. The defendants in the litigation included the Partnership, ZWMC, and Zond. The plaintiffs alleged that defendants improperly allocated certain expenses to the Partnership and to ZP-II. Plaintiffs seek equitable relief and damages in excess of $1.3 mil-lion. In November of 1985, Zond moved to compel arbitration of the litiga-tion, which motion was denied in December. In January of 1996, Zond filed a Notice of Appeal. Zond's position is that the litigation is stayed pending its appeal, but there has been no order in respect of that position.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of Limited Partners during the fourth quarter of the fiscal year ended December 31, 1995.

- -8-

                              PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

Market Information

 There is no established public trading market for the Partnership's
Units.

Holders

 At March 31, 1996, there were 874 holders of record of the Partnership's 1,190 Units.

Cash Distributions

 The Partnership Agreement provides that distributions of "Distributable
Cash" (as defined in the Partnership Agreement) are to be made as determined by the General Partner in accordance with the terms of the Partnership Agreement. Cash distributions are to be made 99% to the Partnership's limited partners (the "Limited Partners") and 1% to the General Partner and PAMC until the date on which the Limited Partners have received in the aggregate cumulative cash distributions of at least $10,000,000.

 In connection with issuing the Purchase Notes, the Partnership agreed with MCC that it will make no distributions to the partners of the Partnership so long as either (I) an event of default exists under certain construction financing agreements entered into in connection with the construction of the Windsystem, (ii) the Partnership's cash reserve is not maintained at a certain level ($5,000 per Turbine), or (iii) the Partnership's anticipated cash flow for the twelve months following any proposed distribution does not exceed the amounts necessary for the Partnership to meet its obligations with respect to debt service, operating expenses and maintenance of its cash reserve at the required level. In addition, the Partnership Agreement provides that, until the Purchase Notes are paid in full, the Partnership must maintain cash reserves in an amount equal to at least $1,500,000 before it can make any distributions of Partnership cash or property.

 Due to less than projected operating results, the Partnership has not distributed any cash to the Limited Partners during any fiscal year other than 1985. During fiscal 1985, the Partnership distributed an aggregate of approximately $158,000 to the Limited Partners and $2,000 to the General Partners.

- -9-

ITEM 6.     SELECTED FINANCIAL DATA

 From and after 1987, the Partnership's accounting records have been maintained on a federal tax accrual basis, consistent with appropriate provisions of the Internal Revenue Code. Such records have been adjusted to reflect generally accepted accounting principles for purposes of filings with the Securities and Exchange Commission. A reconciliation between the

Partnership's income tax basis financial statements and its generally accepted accounting principles financial statements and the description of the effect of the change from cash to accrual basis accounting are described in Notes to
the Financial Statements   Notes 6 and 2, respectively, which are incorporated
herein by reference.
                                As of and for the Year Ended December 31,
                                              (in thousands)
                             1995      1996      1993      1992        1991
Revenues                   $ 4,669   $ 4,489   $ 4,692   $ 3,962     $ 4,101
Net income (loss)           (1,412)   (1,743)   (1,640)   (2,184)     (2,447)

Per Unit:
Net income (loss)               (1)       (1)       (1)       (2)         (2)
Distributions                    0         0         0         0           O
Partners' capital                1         2         4         5           7

Total assets                23,061    25,599    28,173    30,617      34,672
Long-term debt              15,678    17,321    18,770    20,047      21,173
Partners' capital            1,504     2,916     4,659     6,299       8,483

All per Unit values calculated utilizing 1,190 Units and including General Partners' and Substituted Limited Partner's amounts.

                       See Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

    The Partnership continues to experience a lack of liquidity primarily due to a continued short-fall in revenues from operations in comparison to the costs and expenses of operations. Accordingly, interest payments on the Purchase Notes in the aggregate amount of $3,981,000 were in arrears at December 31, 1995, despite a reduction in the interest rate thereon from 13% to 11% as a result of the Reorganization Plan. The Partnership expects that it will continue to experience poor liquidity and to defer certain payments on
- -10-
the Purchase Notes.  See "Results of Operations."

    The failure of the Partnership to meet its interest payments allows MCC to declare a default under the Purchase Notes. Upon such a default, MCC could exercise various remedies, including acceleration of the maturity of the Purchase Notes and foreclosure on the Windsystem (the collateral security for the Purchase Notes). MCC may have the right at any time to take the necessary steps to protect its position as payee under the Purchase Notes. As of December 31, 1995, MCC has not notified the Partnership that it intends to foreclose on its security although the parties have not reached a formal agreement for the payment of the interest deficiencies. The General Partner believes that the interest arrearage will not be paid by the scheduled
maturity date nor by December, 2005   the end of the Partnership term.
Currently, the General Partner expects that the interest arrearage balance will be paid through a combination of normal cash flow and liquidation proceeds.

    The Partnership has not developed a plan for the significant improvement of its liquidity. The Partnership's primary source of revenues and liquidity to fund operations of the Windsystem, repay debt, administer the Partnership, and make distributions to its partners is production of electricity from the Windsystem. The Partnership's sole customer is SCE. The price paid by SCE
for the electricity is contractually defined.  See Item 1.  "Business   Sale
of Electric Power." To prevent degradation in the current level of production, the Partnership must ensure that the Windsystem is properly maintained and ready to produce power when the wind resource is available. The Partnership also must exercise close control of its operating expenses. The General Partner believes that the Partnership is operating the Windsystem at an expense level that is efficient and appropriate to the operation of a windsystem of this size.

    The Partnership has no current or planned commitments for capital expenditures as of December 31, 1995.

Results of Operations

    Year Ended December 31, 1995, Compared to Year Ended December 31, 1994

    Average wind speed based on three representative anemometer locations on the Operating Site was 0.2% lower for the 12-month period ended December 31, 1995, than the corresponding period one year earlier and was 2.6% lower than the historical yearly averages. Production increased approximately 3.4% for
the 1995 period in comparison to the prior year   45,334 megawatt hours in
1995 and 43,768 megawatt hours in 1994. Revenues from power sales in 1995 were approximately 3.6% higher than in 1994 as a result of higher average system availability. Other income increased due to interest earned on higher average cash balances.

    Overall, the Partnership reported a loss of approximately $1,412,000 in 1995, in comparison to a loss of approximately $1,743,000 for 1994. Total expenses for 1995 decreased approximately 2.4%, primarily due to reduced interest expense. Interest expenses decreased due to lower average principal
- -11-
balances on the Purchase Notes outstanding during 1995. On an absolute basis, property tax expense increased $10,000 during 1995; although, net of a tax refund of $18,000 in 1994, property tax expense continued to decrease. Insurance expense remained constant following an 11% increase in 1994 due to inflation in the insurance markets. Management fees and land lease expenses increased due to their direct relationship to sales of electricity. Maintenance expense decreased 4.5% due to reduction of labor costs at the Operating Site.

    The Partnership's overall financial condition worsened during 1995 primarily due to a continued shortfall in revenues from operations in comparison to the costs and expenses of operations. During 1995, total partners' capital decreased $1,412,000 from $2,916,000 to $1,504,000 and Limited Partners' capital decreased $1,398,000 from $2,303,000 to $905,000. This represents a total decrease of $1,186 per Unit. Based on historical average wind speed and current cost levels, the Partnership expects to continue to suffer net annual operating losses. The Partnership expects that its overall financial condition will continue to worsen for the foreseeable future.

    Year Ended December 31, 1994, Compared to Year Ended December 31, 1993

    Average wind speed based on three representative anemometer locations on the Operating Site was 2.4% lower for the 12-month period ended December 31, 1994, than the corresponding period one year earlier and was 4.8% lower than the historical yearly averages. Production decreased approximately 4.8% for
the 1994 period in comparison to the prior year   43,768 megawatt hours in
1994 and 45,968 megawatt hours in 1993. Revenues from power sales in 1994 were approximately 4.7% lower than in 1993 as a result of lower average wind speed. Other income increased due to interest accrual on higher average cash balances.

    Overall, the Partnership reported a loss of approximately $1,743,000 in 1994, in comparison to a loss of approximately $1,640,000 for 1993. Total expenses for 1994 decreased approximately 1.6%, primarily due to reduced
interest expense.   Interest expenses decreased due to lower average principal balances on the Purchase Notes outstanding during 1994. Property tax expense decreased largely due to a tax refund of $18,000 in 1994. Insurance expense increased by 11% due to regression in the insurance markets. Management fees and land lease expenses decreased due to their direct relationship to sales of electricity. Maintenance expense increased 2.8% due to the failure of generators and increased repairs to yaw gears. In 1993, four Turbines were moved to other pad locations within the Operating Site because of foundation erosion. The General Partner considers the erosion of the land material around the Turbines to be an anomaly. The Windsystem is located in an area subject to flash floods and exposure to seismic activity. While the Partnership and the General Partner currently do not expect that erosion will occur with respect to any of the other Turbines, neither can predict the probability of a natural occurrence creating a similar problem.

    The Partnership's overall financial condition worsened during 1994 primarily due to a continued shortfall in revenues from operations in
- -12-
comparison to the costs and expenses of operations. During 1994, total partners' capital decreased $1,743,000 from $4,659,000 to $2,916,000 and Limited Partners' capital decreased $1,725,000 from $4,028,000 to $2,303,000. This represents a total decrease of $1,465 per Unit. Based on historical average wind speed and current cost levels, the Partnership expects to continue to suffer net annual operating losses. The Partnership expects that its overall financial condition will continue to worsen for the foreseeable future.

    Year Ended December 31, 1993, Compared to Year Ended December 31, 1992

    Turbine performance currently is slightly better than the performance expected as a result of implementation of the Plan. Average wind speed based on three representative anemometer locations on the Operating Site was 26.2% higher for the 12-month period ended December 31, 1993, than the corresponding period one year earlier and was 5.2% higher than the historical yearly averages. Production increased approximately 19% for the 1993 period in
comparison to the prior year   45,968 megawatt hours in 1993 and 38,520
megawatt hours in 1992. Revenues from power sales in 1993 were approximately 20% higher than in 1992 as a result of higher average wind speed. Other income decreased due to the 1992 receipt of interest from property tax refunds.

    Overall, the Partnership reported a loss of approximately $1,640,000 for 1993 in comparison to a loss of approximately $2,184,000 for 1992. Total expenses for 1993 increased approximately 3%, primarily due to capitalized credits in 1992 of approximately $258,000 of Plan expenses. In 1993 there were no capitalized credits of Plan expenses. Management fees and land lease expenses increased due to their direct relationship to sales of electricity. Interest expenses decreased due to lower average principal balances on the Purchase Notes outstanding during 1993. Four Turbines were moved to other pad locations within the Operating Site because of foundation erosion. Cost of moving such Turbines, along with increased labor costs, accounts for the 10% increase in maintenance and other operating costs.

    The Partnership's overall financial condition worsened during 1993 primarily due to a continued shortfall in revenues from operations in comparison to the costs and expenses of operations. During 1993, total partners' capital decreased $1,640,000 from $6,299,000 to $4,659,000 and Limited Partners' capital decreased $1,624,000 from $5,652,000 to $4,028,000. This represents a total decrease of $1,378 per Unit.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements of the Partnership, together with the report thereon of Price Waterhouse, filed as a part of this report and listed in response to Part IV, Item 14 hereof, are hereby incorporated by reference.


- -13-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


                            PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The General Partner of the Partnership is ZWMC. Until removed effective June 24, 1988, pursuant to a vote of the Partners at the Special Meeting, PAMC also was a general partner of the Partnership.

Rights and Powers of the General Partner

    Under the terms of the Partnership Agreement, the General Partner holds the exclusive right to manage the business and affairs of the Partnership.
The Limited Partners are not entitled to exercise any rights or powers to manage the business and affairs of the Partnership. The Limited Partners have voting rights only with respect to certain fundamental changes in the nature and operation of the Partnership, as set forth in the Partnership Agreement.

ZWMC

    ZWMC is a California corporation wholly-owned by Zond. ZWMC was formed on June 14, 1984, solely for the purpose of serving as a general partner of the Partnership and has served as a general partner since the Partnership's formation. ZWMC's principal executive offices are located at 13000 Jameson Street, Tehachapi, California 93581.

    Set forth below is certain information regarding the officers and directors of ZWMC. Zond alone determines who will serve as the directors of ZWMC.

          Name             Age            Position

    James G. P. Dehlsen         58        Chairman of the Board,
                                          Secretary, and a Director

    Kenneth C. Karas            42        President, Chief Executive
                                          Officer, Chief Financial
                                          Officer, and a Director

    Robert H. Gates             50        Senior Vice President
                                          Business Development

    James G. P. Dehlsen.  Mr. Dehlsen founded Zond in 1980.  Since then, he has served as its Chairman of the Board and Secretary. He also served as President of Zond from its inception until January of 1986, at which time Mr.
- -14-

Karas was elected President and until January of 1991, at which time Mr. Karas was elected Chief Executive Officer. Prior to 1980, Mr. Dehlsen served as Chairman of the Board of Triflon Company, Inc. ("Triflon"), which he founded in 1976. Triflon developed and marketed a teflon-based lubrication product for commercial and residential use. Mr. Dehlsen has served as an advisor on wind energy to the Congressional Office of Technology Assessment and serves as a director of the American Wind Energy Association. For his contribution to the development of the commercial wind energy industry, he was awarded the Diploma of the National Association for Danish Enterprise and the Danish Medal of Honor from His Royal Highness Prince Henrik.

    Kenneth C. Karas. Mr. Karas joined Zond as Vice President - Finance in 1983 and became its Executive Vice President in 1985. Mr. Karas has served as Zond's Chief Executive Officer since January of 1991, as its President since January of 1986, and as its Chief Operating Officer and Chief Financial Officer since February of 1985. Immediately prior to joining Zond, Mr. Karas was Vice-President - Corporate Banking for Scandinavian Bank Group plc where he was actively involved in financing the energy industry. From 1979 to 1982, Mr. Karas was an officer with Security Pacific National Bank's international banking group.

    Robert H. Gates. Mr. Gates joined Zond in 1981 as Vice President - Marketing. He was appointed Senior Vice President - Marketing in mid-1983. From early 1986 until 1992, Mr. Gates assumed the responsibilities of Senior Vice President - Wind Facilities Operation and in 1992 became Senior Vice President - Business Development. Prior to joining Zond, Mr. Gates held operations and marketing management positions for Pan American World Airways and several small firms. Mr. Gates has served in the past as Chairman of the Board of the Kern Wind Energy Association.

Delegation of Management

    ZWMC has delegated certain aspects of the operation, management, maintenance and repair of the Windsystem to Zond pursuant to the Management Agreement.


ITEM 11.    EXECUTIVE COMPENSATION

    As the Partnership has no employees, it does not pay executive compensation to any individual. The General Partner participates in the profits and losses of the Partnership by virtue of its partnership interest, and Zond receives payment under the Management Agreement for services rendered thereunder. Prior to the termination of the Mesa Agreement, Mesa received compensation for its services rendered thereunder. Officers and members of the Board of Directors of the General Partner are not compensated for their services in those capacities.

Allocations and Distributions to General Partner

    Following its removal as a general partner, PAMC became a Substitute Limited Partner of the Partnership with the same interests in profits and
- -15-
losses as it had while a general partner.

    The Partnership Agreement provides for certain allocations of profits and losses and distributions of cash and property to the General Partner and PAMC. The General Partner and PAMC are entitled to an aggregate of one percent of all allocations of Partnership profits and losses for any taxable year or other period beginning before the date on which the Limited Partners have received cumulative cash distributions of at least $10,000,000 (to date, the Limited Partners have received $158,000 and the General Partner and PAMC $2,000), such amounts to be shared equally. For any taxable year thereafter, profits and losses will be allocated 20% to the General Partner and PAMC, to be shared equally.

    The General Partner and PAMC are entitled to receive one percent of all non-liquidating distributions made before April 1995, with respect to any taxable year or other period ending before January 1, 1995, and until such time as the Limited Partners have received cumulative cash distributions of at least $10,000,000, such distributions to be shared equally. On or after April 1, 1995, and after at least $10,000,000 has been distributed to the Limited Partners on a cumulative basis, the General Partner and PAMC will receive 20% of non-liquidating distributions, such distributions to be shared equally.
The Partnership did not distribute any amounts to the General Partner or PAMC during fiscal 1993, 1994, or 1995.

Windsystem Management Fees

    As compensation for its services under the Management Agreement, Zond receives a management fee of two percent of the Partnership's "Gross Operating Proceeds" which are defined as the gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including all proceeds of insurance paid in reimbursement of lost revenues. Zond is also reimbursed for 115% of the maintenance costs, including labor and material costs, that it incurs in the performance of services, including services by third parties, under the Management Agreement. Upon termination of the Agreement in December of 2004, Zond would also receive an incentive fee equal to the balance of the cash reserve maintained in connection with Purchase Notes. At its option, Zond also is entitled to receive 10% interest on any funds advanced to or on behalf of the Partnership. For 1995, the Partnership paid Zond $96,000 for management services under the Management Agreement. In addition, the Partnership paid Zond $928,000 for cost reimbursement for maintenance expenditures.

Operating Site Rentals

    Under the Wind Park Easement Agreement, Mesa charges the Partnership and ZP-II rentals for use of the Operating Site of the greater of (i) 5% of the Partnership's Gross Operating Receipts and (ii) the Partnership's pro rata share of the payments due the BLM under the Right-of-Way Grant. For 1995, the Partnership's rental fee was $241,000.


- -16-

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain Beneficial Owners

    The Partnership does not know of any person (including a "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is the beneficial owner of more than five percent (5%) of the Partnership's Units.

Ownership of Management

    ZWMC owns the sole general partnership interest in the Partnership. Neither Zond nor any officer or director of ZWMC or Zond owns any Units.

Changes In Control

    ZWMC executed a conditional resignation of its position as a General Partner effective upon (i) a material breach of any of its agreements contained in a Letter of Understanding dated March 24, 1988, between ZWMC, Zond, Dean Witter and certain Zond affiliates (the "Letter of Understanding") or (ii) if by December 31, 1989, the Partnership is not generating revenues which exceed 1989 adjusted expenses by $762,600, as is more particularly described in the Letter of Understanding. A material breach would include failure by ZWMC to achieve additional specified benchmarks set forth in
Exhibit I to the Letter of Understanding. Although ZWMC originally committed to implement the entire Plan by the end of 1989, and made substantial progress, the lengthy negotiation process with the Windsystem Lender and certain opposition to the Reorganization Plan, the lengthy approval process with the BLM concerning the relocation of the Turbines, and a variety of other factors out of ZWMC's control delayed full implementation of the Plan, and the General Partner believes, therefore, that no material breach of the Letter of Understanding occurred. Furthermore, if a material breach had occurred, ZWMC believes that its resignation as the General Partner would breach the Partnership Agreement.

    This description of the terms of ZWMC's conditional resignation is qualified in its entirety by the Letter of Understanding, including its exhibits, a copy of which was attached as Exhibit 28.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Although the Partnership did not attempt to enter into transaction and service agreements with parties other than as specified below, the General Partner believes that the terms of such agreements are not materially different than terms that would have resulted if the transactions had been entered with independent third parties.

Purchase Note Financing and Term Loan

    The information contained under the captions "Item 1.  Business MCC
- -17-

Bankruptcy" and "Financial and Operational Requirements" is incorporated herein by reference.

    The Purchase Notes are currently payable in equal semi-annual installments of principal and interest over 18 years commencing 1984. Pursuant to the Reorganization Plan, the interest rate of the Purchase Notes at the Partnership's option may be reduced. At December 31, 1995, approximately $21,369,000 was due to MCC under the Purchase Notes. During 1995, the Partnership made payments of principal and interest totaling $3,125,000. See Item 7. "Management's Discussion and Analysis of Financial
Condition and Results of Operations   Liquidity and Capital Resources."

    In September of 1993, MCC repaid the Term Loan in full. Accordingly, the following information is only relevant to periods prior to September of 1993. To secure repayment of the Term Loan, MCC in 1984 granted the Windsystem Lender a first security interest in the Turbines, the portion of the Power Agreement assigned to the Partnership by Mesa and certain other rights. The Partnership received the Turbines, its interest in the Power Agreement and certain other rights subject to the prior security interest in favor of the Windsystem Lender.

    In connection with the Term Loan, the Partnership agreed with MCC that so long as any amounts are due under the Purchase Notes (i) all insurance proceeds in excess of $50,000 per loss occurrence paid to the Partnership under its systems warranty and property damage insurance policies would be deposited into an account maintained with the Windsystem Lender and (ii) its cash reserves would be maintained in an interest-bearing account at a bank acceptable to the Windsystem Lender and it would be prohibited from withdrawing amounts except for specified purposes. In addition, the Partnership agreed with the Windsystem Lender to subordinate any claims it may have against MCC to any amounts owing to the Windsystem Lender under the Term Loan for such time as amounts under the Term Loan remain unpaid.

    The Windsystem Lender, MCC, and the Partnership in 1984 entered into a non-disturbance agreement under which the Windsystem Lender agreed to release its first security interest in the Turbines, the portion of the Power Agreement assigned by Mesa to the Partnership and the other rights of the Partnership subject to such security interest upon the earlier of either (i) payment in full of the Term Loan or the indefeasible receipt by the Windsystem Lender as assignee of MCC of all amounts owed by the Partnership under the Purchase Notes which can be applied indefeasibly to the Term Loan or (ii) payments by the Partnership of all amounts due under the Purchase Notes in accordance with their terms. In 1984, the Windsystem Lender agreed that the Partnership does not have any obligation under the Term Loan, and is entitled to quiet enjoyment of the property which is subject to the prior security interest created in favor of the Windsystem Lender, so long as no event of default has occurred and is continuing under the Purchase Notes. Pursuant to the Reorganization Plan, however, the Partnership has granted the Windsystem Lender certain security interests in certain accounts and contracts to secure MCC's obligations in connection with the Term Loan, upon which the Windsystem Lender may foreclose notwithstanding the non-disturbance agreement. See First Amendment to Purchase Note and Security Agreement section 5.3.
- -18-

Management of the Windsystem

    Under the Management Agreement, Zond is obligated to use its best efforts to maximize revenues from the operation of the Turbines and is required to: (1) represent the Partnership in its dealings with SCE; (2) collect all payments from SCE, as the Partnership's agent and account for and remit all sums due the Partnership; (3) pay all expenses in connection with the operation and maintenance of the Windsystem including property taxes, insurance and operating expenses; (4) provide quarterly accountings and operating reports for the Turbines to the Partnership; (5) maintain the Turbines in accordance with the manufacturer's maintenance manual and standard maintenance practices; (6) monitor and supervise all insurance and warranty claims concerning the Turbines; (7) comply with all governmental regulations and directives, including compliance with the operating conditions in the Right-of-Way Grant; and (8) perform such other services incidental to the operation of the Turbines as may from time to time be reasonably necessary or appropriate. Zond also performs similar management functions for ZP-II.

    The Management Agreement allows the Partnership to remove Zond as the operating agent if Zond fails adequately to maintain and operate the Turbines or if the Partnership in good faith determines that Zond is guilty of negligence, fraud or willful misconduct in the performance of its duties and responsibilities under the Management Agreement. Pursuant to an amendment in connection with the Reorganization Plan, the Management Agreement terminates upon material breach by any of the Zond affiliated parties of the Letter of Understanding. See "Item 12. Change in Control."

    The description of Zond's compensation under the Management Agreement
contained under the caption "Item 11.  Executive Compensation   Windsystem
Management Fees" is incorporated herein by reference.

Windpark Easement Agreement

    The information contained under the caption "Item 2. Properties" is hereby incorporated by reference.

    Mesa's annual rental payments to the BLM under the Right-of-Way Grant are equal to the greater of either (i) a fixed amount based upon actual acreage under use ($241,000 for 1995) or (ii) two percent of gross revenues received from the sale of electricity generated on the Operating Site. Annual rental payments may be increased by the BLM at five-year intervals to reflect any increase in the fair rental value of the Operating Site which may result in higher easement payments by the Partnership to Mesa. See. "Item 11. Operating Site Rentals."

    Zond, PanAero, and their affiliates have developed and sold additional wind turbines on the Operating Site other than the Turbines. The Windpark Easement Agreement requires that Mesa comply fully with all the conditions of the Right-of-Way Grant in these developments and not to disturb or otherwise interfere materially with the operation of the Turbines.

- -19-

                               PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a).1     Financial Statements

            Report of Independent Accountants

            Financial Statements

                 Balance Sheets at December 31, 1994, and
                   December 31, 1995

                 Statement of Operations for the years ended
                   December 31, 1995, December 31, 1994, and
                   December 31, 1993

                 Statement of Changes in Partners' Capital
                   for the years ended December 31, 1995,
                   December 31, 1994, and December 31, 1993

                 Statement of Cash Flows for the years ended
                   December 31, 1995, December 31, 1994, and
                   December 31, 1993

                 Notes to Financial Statements

- -20-

(a).2     Exhibits

    Listed by number corresponding to the Exhibit Table of Item 601 in Regulation S-K.

   Number                   Description

    3.1 First Amended and Restated Certificate and Agreement of Limited Partnership of Zond-PanAero Windsystem Partners I (Incorporated by reference from Exhibit A to the Partnership's Registration Statement on Form 10 dated April 29, 1985).

    3.2 First Amendment to First Amended and Restated Certificate dated as of June 27, 1988 (Incorporated by reference from Exhibit 3.2 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

   10.1 Wind Park Power Purchase and Sale Agreement between PanAero and Southern California Edison Company dated April 12, 1982; Assignment of Wind Park Power Purchase and Sale Agreement dated July 28, 1984, between PanAero and Mesa; and Partial Assignment of Wind Park Power Purchase and Sale Agreement effective September 25, 1984, between Mesa and the Partnership (Incorporated by reference from Exhibit B to the Partnership's Registration Statement on Form 10 dated April 29, 1985).

   10.2 Right-of-Way Grant (Serial No. CA-11688-A) issued by the Bureau of Land Management of the United States Department of the Interior to PanAero and assigned to Mesa (Incorporated by reference from Exhibit C to the Partnership's Registration Statement on Form 10 dated April 29, 1985).

   10.3 Wind Park Easement Agreement dated as of September 7, 1984, between Mesa and the Partnership; Amendment to Wind Park
        Easement Agreement dated as of November 28, 1984, (Incorporated by reference from Exhibit D to the Partnership's Registration Statement on Form 10 dated April 29, 1985).

   10.4 Windsystem Management Agreement dated July 27, 1988, between Zond and the Partnership, and First Amendment to Windsystem Management Agreement, (Incorporated by reference from Exhibit
        10.5 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

   10.5 Second Amendment to Windsystem Management Agreement between Zond and the Partnership (Incorporated by reference from Exhibit 10.5 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

   10.6 Purchase Note and Security Agreement dated as of November 26, 1984, between MCC and the Partnership (Incorporated by reference from Exhibit G to the Partnership's Registration
- -21-

        Statement on Form 10 dated April 29, 1985).

   10.7 First Amendment to Purchase Note and Security Agreement dated as of November 7, 1989, between MCC and the Partnership
        (Incorporated by reference from Exhibit 10.7 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

   10.8 Agreement dated as of November 30, 1984, between National Union Fire Insurance Company and the Partnership (Incorporated by reference from Exhibit J to the Partnership's Registration Statement on Form 10 dated April 29, 1985).

   10.9 Facilities Agreement dated as of November 26, 1984, among Mesa, Nordic American Banking Corporation, and the Partnership
        (Incorporated by reference from Exhibit K to the Partnership's Registration Statement on Form 10 dated April 29, 1985).

   10.10 Escrow Agreement dated as of November 26, 1984, among Mesa, First Interstate Bank of California, and the Partnership (Incorporated by reference from Exhibit L to the Partnership's Registration Statement on Form 10 dated April 29, 1985).

   10.11 Agency Agreement dated as of September 17, 1984, among
         Partnership, ZWMC, PAMC, PanAero, Zond and Dean Witter
         (Incorporated by reference from Exhibit P to the Partnership's Registration Statement on Form 10 dated April 29, 1985).

   10.12 Settlement Agreement and Special Mutual Releases of Any and All Claims, Causes of Action, Chose in Action, Etc. dated April 12, 1989, among Zond, MCC II, the Partnership, ZWMC, Zond Windsystems Management Corporation II, ZCC, Zond Construction Company II, DnC America Banking Corporation, Mesa, MCC, and Cal Union (Incorporated by reference from Exhibit 10.15 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

   10.13 Letter of Understanding and Agreement dated April 11, 1989, between DnC America Banking Corporation, ZCC, Zond Construction Company II, Zond, MCC, MCC II, the Partnership, and ZP-II (Incorporated by reference from Exhibit 10.16 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

   28.1 Letter of Understanding dated March 24, 1988, between Dean Witter, Zond, ZWMC, Zond Windsystem Management Corporation II, ZCC, and Zond Construction Company II (Incorporated by reference from Exhibit 28.1 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

   28.2 First Amended Joint Plan of Reorganization for Mesa
        Construction Company II, and Revised Disclosure Statement re
- -22-
        me, Case Nos. 187-04616-A and 187-04616-A [filed and
        maintained under Case No. 187-04616-A], United States
        Bankruptcy Court, Eastern District of California, filed
        September 25, 1989 (Incorporated by reference from Exhibit 28.1 to the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989).

   28.3 Order confirming Debtors' Revised First Amended Joint Plan of Reorganization for Mesa Construction Company and Mesa Construction Company II, Case Nos. 187-04616-A and 187-04616-A [filed and maintained under Case No 187-04616-A], United States Bankruptcy Court, Eastern District of California, filed October 13, 1989 (Incorporated by reference from Exhibit 28.1 to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989).

   28.4 Order Confirming Good Faith Settlement, Case No. C 687 521, Superior Court for the State of California for the County of Los Angeles, filed October 13, 1989 (Incorporated by reference from Exhibit 28.2 to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989).

   28.5 Order Approving Compromise of Controversies with California Union Insurance Company, Case Nos. 187-04616-A and 187-04616-A [filed and maintained under Case No 187-04616-A], United States Bankruptcy Court, Eastern District of California, filed October 13, 1989 (Incorporated by reference from Exhibit 28.3 to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989).

  (b)   Reports on Form 8-K

   No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1995.

- -23-

                                                                   14(a).1

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                         A CALIFORNIA LIMITED PARTNERSHIP


                        REPORT AND FINANCIAL STATEMENTS


                        DECEMBER 31, 1995, 1994, AND 1993


                        INDEX TO FINANCIAL STATEMENTS



                                                              Page


   Report of Independent Accountants                           F-1

   Financial Statements

        Balance Sheets at December 31, 1995
          and December 31, 1994                                F-2

        Statement of Operations for the years ended
          December 31, 1995, December 31, 1994, and
          December 31, 1993                                    F-3

        Statement of Changes in Partners' Capital for
          the years ended December 31, 1995, December
          31, 1994, and December 31, 1993                       F-4

        Statement of Cash Flows for the years ended
          December 31, 1995, December 31, 1994, and
          December 31, 1993                                     F-5

        Notes to Financial Statements                           F-6

- -24-

                   REPORT OF INDEPENDENT ACCOUNTANTS

March 15, 1996

To the Partners of
Zond-PanAero Windsystem Partners I
(A California Limited Partnership)

In our opinion, the financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 24 present fairly, in all material respects, the financial position of Zond-PanAero Windsystem Partners I (the "Partnership"), a California Limited Partnership, at December 31, 1994 and 1995, and the results of their operations, changes in partners' capital and their cash flows for each of the three fiscal years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As further described in the notes to the financial statements, the Partnership has extensive transactions and relationships with affiliates. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.





/S/PRICE WATERHOUSE LLP

                       ZOND-PANAERO WINDSYSTEM PARTNERS I
                      (A California Limited Partnership)

                                BALANCE SHEET
                                                       December 31,
                                                  1994             1995
                  ASSETS
Current assets:
  Cash and cash equivalents                 $     37,000     $    213,000
  Accounts receivable                            494,000          307,000
  Prepaid insurance & other current assets       158,000          128,000

        Total current assets                     689,000          648,000

Noncurrent assets: (Notes 2 and 3)
  Building                                        98,000           98,000
  Wind turbines                               49,561,000       49,561,000
  Less - accumulated depreciation            (24,749,000)     (27,246,000)

         Total Noncurrent assets              24,910,000       22,413,000

  Total assets                              $ 25,599,000     $ 23,061,000

    LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable and accrued expenses     $    125,000     $    109,000
 Amounts payable to related parties (Note 4)      84,000           79,000
 Current portion of
   notes payable to related party (Note 3)     1,449,000        1,643,000
  Accrued interest payable
     to related party (Note 3)                 3,704,000        4,048,000

        Total current liabilities              5,362,000        5,879,000

Notes payable to related party,
 less current portion (Note 3)                17,321,000       15,678,000

Commitments and contingencies
 (Notes 3, 4 and 5)

Partners' capital: (Note 1)
  General partner                                 16,000            9,000
   Limited partners                            2,303,000          905,000
  Substituted limited partner                     16,000            9,000
  Contributed capital                            581,000          581,000

        Total partners' capital                2,916,000        1,504,000

  Total liabilities and partners' capital   $ 25,599,000     $ 23,061,000

                  See accompanying notes to financial statements.

                    ZOND-PANAERO WINDSYSTEM PARTNERS I
                    (A California Limited Partnership)

                         STATEMENT OF OPERATIONS


                                        For the Years Ended December 31,
                                       1993           1994           1995
Revenues:
  Sales of electricity           $  4,686,000   $  4,464,000   $  4,624,000
  Other income                          6,000         25,000         45,000

     Total revenue                  4,692,000      4,489,000      4,669,000

Cost and expenses:
  Depreciation                      2,466,000      2,497,000      2,497,000
  Interest expense (Note 3)         2,298,000      2,166,000      2,020,000
  Property taxes, including net
    refund of $18,000 in 1994          54,000         26,000         36,000
  Management fees and land lease      324,000        308,000        337,000
  Maintenance and
     other operating costs          1,007,000      1,031,000        985,000
  Insurance expense                   183,000        204,000        206,000

      Total costs and expenses      6,332,000      6,232,000      6,081,000

Net loss                         ($ 1,640,000)  ($ 1,743,000)  ($ 1,412,000)

Net loss per limited
 partnership unit                ($     1,378)  ($     1,465)  ($     1,187)

Number of limited
partnership units outstanding           1,190          1,190          1,190


                  See accompanying notes to financial statements.

                    ZOND-PANAERO WINDSYSTEM PARTNERS I
                    (A California Limited Partnership)

                STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                          (Dollars in thousands)

                                                          Substit.  Contrib.
                                       General Limited    Limited   Capital
                              Total    Partner Partners   Partner   (Note 6)
Profit and loss
 percentage (Note 1)           100%     .5%     .99%        .5%
Accumulated capital
 contributions, net of
 private placement costs
 and cash distributions       $27,000  $ 273   $26,146              $ 581
Conversion to
Substituted Limited
Partner (Note 1)                         (83)             ($ 83)

Loss for the period from
 June 29, 1984(inception)
 through December 31, 1992    (20,701)  (157)  (20,494)     (50)
Balance at December 31, 1992    6,299     33     5,652       33       581

Net loss                       (1,640)    (8)   (1,624)      (8)

Balance at December 31, 1993    4,659     25     4,028       25       581

Net loss                       (1,743)    (9)   (1,725)      (9)

Balance at December 31, 1994    2,916     16     2,303       16       581

Net loss                       (1,412)    (7)   (1,398)      (7)

Balance at December 31, 1995  $ 1,504   $  9   $   905    $   9     $ 581

                 See accompanying notes to financial statements.

                     ZOND-PANAERO WINDSYSTEM PARTNERS I
                     (A California Limited Partnership)

                          STATEMENT OF CASH FLOWS
                              (In thousands)
                                 (Note 2)

                                                Years Ended December 31,
                                                1993       1994      1995

                                                         <C<
Cash flows from operating activities:
  Net loss                                    ($1,640)   ($1,743)  ($1,412)
  Adjustments to reconcile net loss to net
   cash provided by operating activities -
    Depreciation                                2,466      2,497     2,497
  Changes in assets and liabilities -
    Accounts receivable                          (56)      (104)       187
    Prepaid insurance and
     other current assets                        (10)        (8)        30
    Accounts payable and accrued expenses          3         23        (16)
    Amounts payable to related parties            (5)       (42)        (5)
    Accrued interest payable
     to related party                            324         465       344

      Net cash provided
        by operating activities                 1,082      1,088     1,625

Cash flows used in financing activities:
  Principal payments on
  notes payable to related party               (1,126)    (1,277)   (1,449)

Net (decrease) increase in cash                   (44)      (189)      176

Cash and cash equivalents at
   beginning of year                              270        226        37

Cash and cash equivalents at end of year      $   226    $    37   $   213

Supplemental disclosure of
  cash flow information:
  Cash paid during the year for interest      $ 1,974    $ 1,701   $ 1,676

                  See accompanying notes to financial statements.

F-5

                      ZOND-PANAERO WINDSYSTEM PARTNERS I
                      (A California Limited Partnership)


                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE PARTNERSHIP:

Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership"), was formed on June 29, 1984 to purchase and operate a system of 300 Vestas V-15 wind turbine electric generators (the "Turbines"). The Turbines, together with certain infrastructural facilities which are owned by Mesa Wind Developers ("Mesa"), a joint venture between Zond Systems, Inc. ("Zond") and an affiliate of PanAero Corporation ("PanAero"), form an integrated electric power generating facility (the "Windsystem") with a rated capacity of 19.5 megawatts in the San Gorgonio Pass near Palm Springs, California. The general partner of the Partnership is Zond Windsystems Management Corporation ("ZWMC"), a wholly owned subsidiary of Zond. PanAero Management Corporation ("PAMC"), a wholly owned subsidiary of PanAero, formerly served as a general partner of the Partnership. In June 1988, ZWMC solicited a vote by proxy of the limited partners to remove PAMC as a general partner; pursuant to that vote, PAMC was converted to a limited partner (the "Substituted Limited Partner"). Zond is a developer of commercial wind-powered electric generating facilities and PanAero is a wind resources development company.

The Windsystem, which became operational in November 1984, was constructed by Mesa Construction Company ("MCC"), a joint venture between a wholly owned subsidiary of Zond Mesa VGIV (Zond Mesa) who in turn is a wholly owned subsidiary of Zond and an affiliate of PanAero. Mesa has title to the Windsystem's infrastructural facilities including the power substation.

A summary of the major operating agreements entered into by the Partnership, directly or indirectly, is set forth below:

     (1) The Partnership sells the electricity produced by the Turbines to Southern California Edison Company ("SCE") pursuant to a power purchase and sales agreement (the "Power Agreement") for a minimum of twenty years which may be cancelled by either SCE or the Partnership after the year 2004. SCE purchases electricity produced by the Turbines at a price equal to the greater of (i) 89% of SCE's Cost of Energy (as defined in the Power Agreement) or
         (ii) a fixed minimum price of $.102 per kilowatt hour ("kWh"), with the limitation that when 89% of SCE's Cost of Energy exceeds $.20 kWh, the price per kilowatt paid by SCE will be limited to $.20 per kWh plus 70% of the difference between 89% of SCE's Cost of Energy and $.20 per kWh.

     (2) The Partnership has contracted with Zond for the operation and maintenance of the Turbines and the performance of certain ancillary management services, such as collection of revenues from SCE and administration and payment of all Partnership expenses.

     (3) The land on which the Windsystem is located (Operating Site) is owned by the United States Bureau of Land Management ("BLM"). The BLM issued a Right-of-Way Grant to the Operating Site to PanAero for development and operation of wind driven electricity generating facilities. PanAero assigned its rights under the Right-of-Way Grant to Mesa. Mesa granted the Partnership nonexclusive easement rights to the Operating Site and the Infrastructural Facilities under the Wind Park Easement Agreement through January 26, 2003.

         Mesa is required to pay the BLM annual rental payments for the Operating Site equal to the greater of (i) a fixed fee based on acreage utilized or (ii) 2% of gross revenues from the sale of electricity. Annual rental payments may be increased by the BLM to reflect an increase in the fair rental value of the land covered by the Right-of-Way Grant.

      The significant provisions of the Wind Park Easement Agreement include:

         Payment to Mesa each year of the greater of 5% of Gross
         Operating Proceeds and the Partnership's pro rata share, estimated to be 65%, of payments due under the Right-of-Way Grant to the BLM. The Partnership incurred $231,000, $221,000 and $241,000 in fiscal years 1993, 1994 and 1995, respectively, pursuant to this provision.

       Payment to Mesa of its pro rata share of the operating costs of the Infrastructural Facilities.

         Mesa has the right to relocate the Partnership's turbines to other areas of the Operating Site with similar wind conditions, at Mesa's expense.

         At the termination of the Easement Agreement, the Partnership has the option of abandoning the turbines or removing the turbines at its sole cost and selling them to third parties, subject to a right of first refusal of Mesa to purchase the turbines.

The nature and extent of limitations on distributions and allocations to the Partners of the Partnership are as follows:

       (1) The Partnership Agreement provides that distributions of Distributable Cash are to be made as determined by the General Partner in accordance with the Partnership Agreement. Distributable Cash is defined as cash not needed to make both semiannual payments on notes payable and to maintain a reserve equal to twelve months anticipated partnership costs and expenses. Cash distributions are to be made 99% to the limited partners, .5% to PAMC, and .5% to the General Partner until the date on which the aggregate amount of distributions to limited partners is
F-7

           $10,000,000. After such date, Distributable Cash will be distributed in proportions of 75%, 10%, 10% and 5%, respectively, to the limited partners, Substituted Limited Partner, General Partner and Dean Witter Reynolds, Inc., placement agent for the Partnership's private placement of limited partnership units in 1984, as the Special Limited Partner.

           In connection with the Purchase Notes, the partnership agreed with MCC that it will make no distributions to the partners of the Partnership so long as either (i) an event of default exists under certain construction financing agreements entered into in connection with the construction of the Windsystem, and (ii) the Partnership's anticipated cash flow for the twelve months following any proposed distribution does not exceed the amounts necessary for the Partnership to meets its obligations with respect to debt service, operating expenses, and maintenance of its cash reserve at the required level.

       (2) Profits and losses are allocated to the limited partners, Substituted Limited Partner and general partner in proportions of 99%, .5% and .5%, respectively, through the date on which the aggregate amount of cash distributions to limited partners is $10,000,000. After such date, profits and losses will be allocated in proportions of 75%, 10%, 10% and 5% to the limited partners, Substituted Limited Partner, general partner and Special Limited Partner, respectively.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Basis of Accounting

The Partnership's accounting records are maintained on the basis used for federal income tax reporting purposes. For purposes of filing with the Securities and Exchange Commission, the accounting records have been adjusted to reflect generally accepted accounting principles ("GAAP") (see Note 6).

Income Taxes

The Partnership is not subject to federal and state income taxes.
Accordingly, no recognition has been given to income taxes in the accompanying financial statements since the income or loss of the Partnership is to be included in the tax returns of the individual partners. The tax returns of the Partnership are subject to examination by federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of the partners could be adjusted accordingly.

The tax attributes of the Partnership's net assets flow directly to each individual partner. Individual partners will have different investment bases depending upon the timing and prices of acquisition of Partnership units. Further, each partner's tax accounting, which is partially dependent upon their individual tax position, may differ from the accounting followed in the financial statements. Accordingly, there could be significant differences between each individual partner's tax basis and their proportionate share of the net assets reported in the financial statements. Statement of Financial Accounting Standard No. 109 Accounting for Income Taxes requires disclosure by a publicly held partnership of the aggregate difference in the basis of its net assets for financial and tax reporting purposes. However, the Partnership does not have access to information about each individual partner's tax attributes in the Partnership, and the aggregate tax bases cannot be readily determined. In any event, management does not believe that, in the Partnership's circumstances, the aggregate difference would be meaningful information.

Depreciation

The Turbines and capitalized improvements thereon are recorded at cost and are being depreciated on the straight-line method over a twenty-year life. Expenditures that materially increase the useful lives of assets are capitalized, while ordinary maintenance and repairs are charged to operations as incurred. Replacement of defective parts or expenditures designed to modify turbines to improve their productivity are expensed as incurred.

Cash Equivalents

Cash equivalents are considered to be all highly liquid debt investments purchased with maturities of three months or less.

Earnings Per Limited Partnership Unit

Earnings per limited partnership unit are calculated based upon the number of limited partnership units outstanding during each year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

For each class of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and accounts payable to related parties, the carrying amount approximates fair value because of the short maturity of those instruments.

NOTE 3 - PURCHASE NOTES PAYABLE:

The Partnership paid MCC a total of $48,930,000 for the purchase, construction and installation of the Turbines, comprising $22,430,000 in cash and

$26,500,000 in the form of eighteen-year, 13% notes payable in equal semiannual installments of principal and interest totaling $1,921,500 (the "Purchase Notes"). Under an agreement reached in April 1989, MCC reduced the interest rate on the Purchase Notes to 11% beginning in January 1990. The Partnership has secured payment of the Purchase Notes by granting MCC security interests in all of the personal property or fixtures owned by the Partnership, including the Windsystem.

The Partnership's aggregate scheduled maturities of the Purchase Notes and related interest payments and its approximate minimum rental obligations are as follows (in 000's):
                        -------- Notes -------------
                        Principal  Interest    Total    Rent    Total
       1996              $ 1,643   $ 5,843   $ 7,486  $  154  $ 7,640
       1997                1,864     1,675     3,539     154    3,693
       1998                2,114     1,463     3,577     154    3,731
       1999                2,398     1,223     3,621     154    3,775
       2000                2,719       951     3,670     154    3,824
       Thereafter          6,583       934     7,517     308    7,825

          Total          $17,321   $12,089   $29,410  $1,078  $30,488

The Partnership's cash flows have been insufficient to pay all scheduled interest associated with the Purchase Notes. Consequently, at December 31, 1995, the Partnership was in arrears with respect to interest payments totaling $3,981,000 ($3,632,000 at December 31, 1994). Interest arrearage is not an event of default under the Purchase Notes unless MCC should decide that MCC's ability to meet its obligations would be materially and adversely affected by such arrearage and gives written notice of such failure to pay. Management believes that the Purchase Notes principal and interest amounts will not be paid by the scheduled maturity date of 2002.

The fair value of the principal portion of the Purchase Notes is determined using the discounted value of estimated future cash flows based on the notes' contractual effective interest rate. Management estimates future cash flows available to repay the notes by considering average historical production, contractual power purchase rates, future operating costs, current economic conditions and other relevant factors. The fair value of the Purchase Notes at December 31, 1995 is estimated based on projected cash flows to be $15,240,000 using the contractual effective interest rate as the market rate of interest.

The Purchase Notes contained a number of covenants. Such covenants relate principally to Windsystem availability and provision of financial information.

NOTE 4 - AMOUNT PAYABLE TO RELATED PARTIES:

The following amounts were payable to related parties:
                                              December 31,
                                           1994          1995
 Mesa                                  $  62,000     $  85,000
 Other                                    22,000        (6,000)

     Total                             $  84,000     $  79,000



Amounts payable to Mesa represent management fees, easement royalties, purchases of spare parts and other miscellaneous expenses related to Windsystem operations. Such amounts are unsecured and non-interest bearing.

The Partnership has the following related party transactions and relationships:

(1) The Windsystem was constructed and installed by MCC. MCC, in turn, contracted with Zond as its general contractor and purchased the Turbines from Vestas North America Limited ("VNAL"), a joint venture between Zond and Vestas Energy A/S ("Vestas"), a Danish corporation. Zond sold its interest in VNAL during 1987.

(2) Since July 1988, the Partnership has contracted with Zond to operate and maintain the Turbines and to perform certain management services. Under the provisions of this contract, the Partnership pays a management fee of 2% of gross operating cash receipts. The Partnership incurred $1,058,000, $1,080,000 and $1,024,000 in 1993, 1994 and 1995,
    respectively, pursuant to this agreement.

(3) The Special Limited Partner, in conjunction with Zond, has undertaken certain research and development activities to improve the design and construction of the Turbines' blades. The cost of these activities, including the cost of certain prototype blades, were borne solely by the Special Limited Partner and Zond.

(4) The Partnership contracted with Zond, as general contractor, to complete a comprehensive turbine improvement program intended to upgrade the production performance of the Partnership's windsystem. Zond completed the improvements in 1991 for a total cost of $4,573,000.

NOTE 5 - LITIGATION:

The Partnership and certain affiliated entities, including Zond and ZWMC, were named defendants in a suit brought by PanAero. The suit alleges, among other things, certain overcharges to the Partnership pursuant to the contract with Zond to operate and maintain the Turbines. Although the case is in the early discovery stage of litigation, Zond believes that the outcome will not have a material adverse effect on the Partnership's results of operations or financial position.

NOTE 6 - RECONCILIATION OF GAAP BASIS
AND TAX BASIS FINANCIAL STATEMENTS:

Listed below are reconciliations between the Partnership's tax basis financial statements and the financial statements included herein for results of operations, partners' capital balances and total assets:

                                            Years Ended December 31,
                                        1993           1994            1995
Tax basis income                 $    698,000    $    628,000    $  1,086,000
Tax depreciation less
  than GAAP depreciation           (2,339,000)     (2,370,000)     (2,494,000)
Other                                   1,000          (1,000)         (4,000)

GAAP basis loss                  ($ 1,640,000)   ($ 1,743,000)   ($ 1,412,000)

Tax basis partners'
  capital (deficit)              ($16,351,000)   ($15,724,000)   ($14,638,000)
Cumulative tax basis losses
  in excess of cumulative
  GAAP basis losses                20,429,000      18,059,000      15,561,000

GAAP basis contributed capital        581,000         581,000         581,000

GAAP basis partners' capital     $  4,659,000    $  2,916,000    $  1,504,000


Tax basis total assets                           $  6,935,000    $  6,892,000
Cumulative tax depreciation
  in excess of GAAP depreciation                    8,664,000      16,169,000

GAAP basis total assets                          $ 25,599,000    $ 23,061,000

F-12

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ZOND-PANAERO WINDSYSTEM PARTNERS I
                                       A CALIFORNIA LIMITED PARTNERSHIP

                                       By:  Zond Windsystems Management
                                            Corporation, General Partner



Date:  March 29, 1996           By: /S/ KENNETH C. KARAS
                                    Kenneth C. Karas, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                       Title                         Date



 /S/ JAMES G. P. DEHLSEN          Director of ZWMC            March 29, 1996
   James G. P. Dehlsen



 /S/ KENNETH C. KARAS             Director of ZWMC            March 29, 1996
   Kenneth C. Karas



 /S/ ROBERT H. GATES              Director of ZWMC            March 29, 1996
   Robert H. Gates