Form 10-Q
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 1996-05-20
CIK 767404

FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

   [ X ] Quarterly Report Under Section 13 or 15(d) of the
             Securities Exchange Act of 1934

     For the quarterly period ended: March 31, 1996

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

                   YES  X     NO

PART I -- FINANCIAL INFORMATION


Item 1.

Balance Sheets at March 31, 1996 and December 31, 1995.

Statement of Operations for the
  Three Months Ended March 31, 1996, and
  March 31, 1995.

Statement of Changes on Partners' Capital
  Accounts at March 31, 1996, and December 31, 1995.

Statement of Cash Flows for the Three Months
  Ended March 31, 1996, and March 31, 1995.

Notes to Interim Financial Statements.

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

BALANCE SHEET
(Amounts in thousands)
                                       December 31,    March 31,
                                          1995           1996
                                        (Audited)    (Unaudited)
ASSETS
Current assets:
  Cash                                   $      213   $      435
  Accounts receivable                           307          897
  Other current assets                          128          197
                                         -----------  -----------
   Total current assets                         648        1,529
                                         -----------  -----------
Noncurrent assets:
  Building                                       98           98
  Wind turbines                              49,561       49,561
  Less - Accumulated depreciation           (27,246)     (27,870)
                                         -----------  -----------
   Total noncurrent assets                   22,413       21,789
                                         -----------  -----------
Total assets                             $   23,061   $   23,318
                                         ===========  ===========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current portion of
    notes payable to related party       $    1,643   $    1,643
  Accounts payable                              109           56
  Interest payable to related party           4,048        4,526
  Amounts payable to related parties             79           90
                                         -----------  -----------
   Total current liabilities                  5,879        6,315
                                         -----------  -----------
  Notes payable to related party, less
    current portion                          15,678       15,678
                                         -----------  -----------
Partners' capital:
  Limited partners                              905          728
  General partner                                 9            8
  Substituted limited partner                     9            8
  Special limited partner                        --           --
  Contributed capital                           581          581
                                         -----------  -----------
   Total partners' capital                    1,504        1,325
                                         -----------  -----------
Total liabilities and partners' capital  $   23,061   $   23,318
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF OPERATIONS
(Amounts in thousands except limited partnership units)
                                       For the Three Months Ended
                                                March 31,
                                            1995         1996
Revenues:
  Sales of electricity                   $      840   $    1,272
  Other income                                    1            7
                                         -----------  -----------
                                                841        1,279
                                         -----------  -----------
Costs and Expenses:
  Depreciation                                  624          624
  Interest expense                              516          476
  Property taxes                                 10            8
  Management fees and land lease                 53           50
  Maintenance and other operating costs         268          258
  Insurance expense                              54           42
                                         -----------  -----------
                                              1,525        1,458
                                         -----------  -----------

Net income (loss)                        $     (684)  $     (179)
                                         ===========  ===========

Net income (loss) per limited
   partnership unit                      $   (0.575)  $   (0.150)
                                         ===========  ===========
Number of limited partnership
   units outstanding                          1,190        1,190
                                         ===========  ===========

See accompanying notes to interim financial statements

PAGE>

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
                         ========   =======   ========   =======   ======

Accumulated capital
contributions, net of private
 placement costs and
 cash distributions    $  27,000  $    273  $  26,146  $     --  $   581

Conversion to Substituted
 Limited Partner            --         (83)        --        83

Accumulated tax basis losses
 from June 29, 1984
 (inception) through
 December 31, 1993       (22,341)     (165)   (22,118)      (58)
                       ---------- --------- ---------- --------- --------
Balance at:
 December 31, 1993         4,659        25      4,028        25      581

  Net loss                (1,743)       (9)    (1,725)       (9)
                       ---------- --------- ---------- --------- --------
 December 31, 1994         2,916        16      2,303        16      581

  Net loss                (1,412)       (7)    (1,398)       (7)
                       ---------- --------- ---------- --------- --------
 December 31, 1995         1,504         9        905         9      581

  Net loss                  (179)       (1)      (177)       (1)
                       ---------- --------- ---------- --------- --------
 March 31, 1996        $   1,325  $      8  $     728  $      8  $   581
                       ========== ========= ========== ========= ========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH

(Amounts in thousands)
                                            For the Three Months Ended
                                                      March 31,
                                                  1995         1996
Cash flows from operating activities:
  Net income (loss)                          $     (684)  $      (179)

  Adjustments to reconcile net income (loss) to cash
   provided by (used in) operating activities -
     Depreciation                                   624           624
  Changes in assets and liabilities -
     Accounts receivable                            (79)         (590)
     Other current assets                           (54)          (69)
     Accounts payable and accrued expenses          (80)          (53)
     Amounts payable to related party               (73)           11
     Interest payable to related party              517           478
                                             -----------  ------------
        Net cash provided (used)                    171           222

Cash flows from financing activities:
  Principal payments to related party                --            --
                                             -----------  ------------
   Net increase in cash and cash equivalents        171           222

Cash & cash equivalents beginning of period          37           213
                                             -----------  ------------
Cash and cash equivalents end of period      $      208   $       435
                                             ===========  ============
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest     $       --   $        --
                                             ===========  ============

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

1. The accompanying unaudited financial statements reflect all adjustments which are, in the opinion of the Partnership's general partner, necessary to a fair statement of the results for the periods presented. The results of operations for interim periods are not necessarily indicative of results for the full year.

2. The Partnership's limited partnership agreement allows the Partnership's general partner to determine the method for maintaining the Partnership's accounting records. Until 1987, the records were maintained on a cash basis. However,
     Section 481 of the Tax Reform Act of 1986 (the "Act") prescribed a change, effective January 1, 1987, in the accounting method for certain tax shelters having corporate general partners, including the Partnership, to require tax-basis accrual accounting. In accordance with Section 481 of the Act, differences between the two bases were recognized for federal income tax purposes ratably by the Partnership over a three year period. Below are reconciliations between the Partnership's tax-basis accrual financial statements and its GAAP basis accrual financial statements included herein for both results of operations, partners' capital balances and total assets.

    Taxable income year to date                 $      435,000

    Less: Depreciation less for tax than GAAP         (623,000)

    Other, net                                           9,000
                                                ---------------
       GAAP basis income(loss)                  $     (179,000)
                                                ===============

    Tax basis partners' capital
    at March 31, 1996                           $  (14,202,000)

    Plus:
    GAAP basis loss less than taxable loss net,
        June 24, 1984 (inception)
        through December 31, 1995                   16,141,000

    GAAP basis loss versus taxable income
     January 1, 1996 through March 31, 1996           (614,000)
                                                ---------------
     GAAP basis partners' capital               $    1,325,000
                                                ===============

3. Reconciliation of GAAP Basis and Tax Basis Financial
Statements:

    Tax basis total assets                       $    7,773,000

    Cumulative tax depreciation in excess of
     GAAP depreciation                               15,545,000
                                                ---------------
    GAAP basis total assets
      at March 31, 1996                          $   23,318,000
                                                ===============

4. During all periods presented in these financial statements, 1,190 units of limited partnership interests were outstanding.

5.   As a "Special Limited Partner" of the Partnership, Dean
     Witter Reynolds, Inc. is entitled to receive 5% of all Partnership distributions made after the date on which the cumulative aggregate distributions to the Partnership's limited partners exceed $10,000,000.

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

Liquidity and Capital Resources

    The Partnership continues to experience a lack of liquidity primarily due to a continued short-fall in revenues from operations in comparison to the costs and expenses of operations. Accordingly, interest payments on the Purchase Notes were in arrears at March 31, 1996 in the aggregate amount of $3,981,000. The Partnership expects that it will continue to experience poor liquidity and to defer certain payments on the Purchase Notes.
See "Results of Operations."

Results of Operations

Three Months Ended March 31, 1996, Compared to Three
Months Ended March 31, 1995.

    Revenues from power sales in the three months ended
March 31, 1996 were approximately 51% higher than the corresponding 1995 period. Wind energy levels at three representative anemometer locations on the Operating Site was approximately 36% higher than for the three months ended March 31, 1995 and was approximately 41% higher than the historical averages. Only three anemometers are used to measure wind speed, therefore a direct correlation to production of the entire group of turbines cannot always be expected. As reported by Southern California Edison Company, the Windsystem produced
12,476 megawatt hours in the three months ended March 31, 1996, in comparison to production of 8,239 megawatt hours in the corresponding 1995 period, representing an increase in production of approximately 51%.

    The Partnership received approximately $7,000 in "other income" from interest earned on excess operating funds in the three months ended March 31, 1996, and approximately $1,000 in the corresponding 1995 period.

    Total expenses for the three months ended March 31, 1996, were approximately 4% lower than the corresponding 1995 period. Maintenance and other operating costs decreased $10,000. Insurance expense decreased 22% due to lower insurance premiums. Interest expense decreased due to lower average principal balances on the Purchase Notes outstanding.

    Overall, the Partnership reported a loss of $179,000 for the three months ended March 31, 1996, in comparison to a loss of $684,000 for the corresponding 1995 period.

    The Partnership's financial condition worsened during the three months ended March 31, 1996. The change in overall financial condition is primarily due to the three month loss. During the three months ended March 31, 1996, total partners' capital decreased $179,000 from $1,504,000 at December 31, 1995, to $1,325,000 and Limited Partners' capital decreased $177,000 from $905,000 at December 31, 1995, to $728,000. This represents a total decrease of approximately $150 per unit of partnership. Based on historical average wind energy and current cost levels, the Partnership expects to continue to suffer net annual operating losses. The Partnership expects that its overall financial condition will continue to worsen for the foreseeable future.


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


Date: May 14, 1996         By:/S/ KENNETH C. KARAS

                           Kenneth C. Karas
                           President and
                           Chief Financial Officer

Date: May 14, 1996         By:/S/ D. MICHAEL WESTBELD

                           D. Michael Westbeld
                           Vice President-Controller