Form 10-Q
period 1996-06-30
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 1996-08-12
CIK 767404

FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

   [ X ] Quarterly Report Under Section 13 or 15(d) of the
             Securities Exchange Act of 1934

     For the quarterly period ended: June 30, 1996

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

                   YES  X     NO

PART I -- FINANCIAL INFORMATION


Item 1.

Balance Sheets at June 30, 1996 and December 31, 1995.

Statement of Operations for the
  Three Months Ended June 30, 1996, and
  June 30, 1995.

Statement of Operations for the
  Six Months Ended June 30, 1996 and
  June 30, 1995.

Statement of Changes on Partners' Capital
  Accounts at June 30, 1996, and December 31, 1995.

Statement of Cash Flows for the Six Months
  Ended June 30, 1996, and June 30, 1995.

Notes to Interim Financial Statements.

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

BALANCE SHEET
(Amounts in thousands)
                                       December 31,    June 30,
                                          1995           1996
                                        (Audited)    (Unaudited)
ASSETS
Current assets:
  Cash                                   $      213   $       32
  Accounts receivable                           307        1,477
  Other current assets                          128           75
                                         -----------  -----------
   Total current assets                         648        1,584
                                         -----------  -----------
Noncurrent assets:
  Building                                       98           98
  Wind turbines                              49,561       49,561
  Less - Accumulated depreciation           (27,246)     (28,494)
                                         -----------  -----------
   Total noncurrent assets                   22,413       21,165
                                         -----------  -----------
Total assets                             $   23,061   $   22,749
                                         ===========  ===========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current portion of
    notes payable to related party       $    1,643   $    1,750
  Accounts payable                              109           30
  Interest payable to related party           4,048        4,361
  Amounts payable to related parties             79           17
                                         -----------  -----------
   Total current liabilities                  5,879        6,158
                                         -----------  -----------
  Notes payable to related party, less
    current portion                          15,678       14,775
                                         -----------  -----------
Partners' capital:
  Limited partners                              905        1,213
  General partner                                 9           11
  Substituted limited partner                     9           11
  Special limited partner                        --           --
  Contributed capital                           581          581
                                         -----------  -----------
   Total partners' capital                    1,504        1,816
                                         -----------  -----------
Total liabilities and partners' capital  $   23,061   $   22,749
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF OPERATIONS
(Amounts in thousands except limited partnership units)
                                        For the Three Months Ended
                                                 June 30,
                                            1995         1996
Revenues:
  Sales of electricity                   $    2,005   $    2,003
  Other income                                    5           10
                                         -----------  -----------
                                              2,010        2,013
                                         -----------  -----------
Costs and Expenses:
  Depreciation                                  624          624
  Interest expense                              514          474
  Property taxes                                  7            9
  Management fees and land lease                 85          104
  Maintenance and other operating costs         220          268
  Insurance expense                              53           43
                                         -----------  -----------
                                              1,503        1,522
                                         -----------  -----------
Net income                               $      507   $      491
                                         ===========  ===========

Net income per limited
   partnership unit                      $    0.426   $    0.413
                                         ===========  ===========
Number of limited partnership
   units outstanding                          1,190        1,190
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF OPERATIONS
(Amounts in thousands except limited partnership units)
                                        For the Six Months Ended
                                                 June 30,
                                            1995         1996
Revenues:
  Sales of electricity                   $    2,845   $    3,275
  Other income                                    6           17
                                         -----------  -----------
                                              2,851        3,292
                                         -----------  -----------
Costs and Expenses:
  Depreciation                                1,248        1,248
  Interest expense                            1,030          950
  Property taxes                                 17           17
  Management fees and land lease                138          154
  Maintenance and other operating costs         488          526
  Insurance expense                             107           85
                                         -----------  -----------
                                              3,028        2,980
                                         -----------  -----------
Net income (loss)                        $     (177)  $      312
                                         ===========  ===========

Net income per limited
   partnership unit                      $   (0.149)  $    0.262
                                         ===========  ===========
Number of limited partnership
   units outstanding                          1,190        1,190
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
                         ========   =======   ========   =======   ======

Accumulated capital
contributions, net of private
 placement costs and
 cash distributions    $  27,000  $    273  $  26,146  $     --  $   581

Conversion to Substituted
 Limited Partner            --         (83)        --        83

Accumulated tax basis losses
 from June 29, 1984
 (inception) through
 December 31, 1993       (22,341)     (165)   (22,118)      (58)
                       ---------- --------- ---------- --------- --------
Balance at:
 December 31, 1993         4,659        25      4,028        25      581

  Net loss                (1,743)       (9)    (1,725)       (9)
                       ---------- --------- ---------- --------- --------
 December 31, 1994         2,916        16      2,303        16      581

  Net loss                (1,412)       (7)    (1,398)       (7)
                       ---------- --------- ---------- --------- --------
 December 31, 1995         1,504         9        905         9      581

  Net income                 312         2        308         2
                       ---------- --------- ---------- --------- --------
 June 30, 1996         $   1,816  $     11  $   1,213  $     11  $   581
                       ========== ========= ========== ========= ========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH

(Amounts in thousands)
                                              For the Six Months Ended
                                                       June 30,
                                                   1995         1996
Cash flows from operating activities:
  Net income (loss)                          $     (177)  $       312

  Adjustments to reconcile net income (loss) to cash
   provided by (used in) operating activities -
     Depreciation                                 1,248         1,248
  Changes in assets and liabilities -
     Accounts receivable                           (886)       (1,170)
     Other current assets                            68            53
     Accounts payable and accrued expenses         (107)          (79)
     Amounts payable to related party               (66)          (62)
     Interest payable to related party              612           313
                                             -----------  ------------
        Net cash provided (used)                    692           615

Cash flows from financing activities:
  Principal payments to related party              (702)         (796)
                                             -----------  ------------
   Net increase in cash and cash equivalents        (10)         (181)

Cash & cash equivalents beginning of period          37           213
                                             -----------  ------------
Cash and cash equivalents end of period      $       27   $        32
                                             ===========  ============
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest     $      418   $       637
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

    Taxable income year to date                 $    1,558,000

    Less: Depreciation less for tax than GAAP       (1,247,000)

    Other, net                                           1,000
                                                ---------------
       GAAP basis income(loss)                  $      312,000
                                                ===============

    Tax basis partners' capital
    at June 30, 1996                            $  (13,080,000)

    Plus:
    GAAP basis loss less than taxable loss net,
        June 24, 1984 (inception)
        through December 31, 1995                   16,141,000

    GAAP basis loss versus taxable income
     January 1, 1996 through June 30, 1996          (1,245,000)
                                                ---------------
     GAAP basis partners' capital               $    1,816,000
                                                ===============

3. Reconciliation of GAAP Basis and Tax Basis Financial
Statements:

    Tax basis total assets                       $    7,825,000

    Cumulative tax depreciation in excess of
     GAAP depreciation                               14,924,000
                                                ---------------
    GAAP basis total assets
      at June 30, 1996                           $   22,749,000
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

8. No provision has been made for income taxes in the accompanying financial statements. The Partnership, as an entity, is not assessed taxes based upon income generated by its operations. Income taxes, if any, are the liability of the individual partners.

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

Liquidity and Capital Resources

    The Partnership continues to experience a lack of liquidity primarily due to a continued short-fall in revenues from operations in comparison to the costs and expenses of operations. Accordingly, interest payments on the Purchase Notes were in arrears at June 30, 1996 in the aggregate amount of $4,297,000. The Partnership expects that it will continue to experience poor liquidity and to defer certain payments on the Purchase Notes. See "Results of Operations."

Results of Operations

Three Months Ended June 30, 1996, Compared to Three
Months Ended June 30, 1995.

    Revenues from power sales in the three months ended June 30, 1996 were approximately the same as for the corresponding 1995 period. Wind energy level at three representative anemometer locations on the Operating Site was approximately the same as for the three months ended June 30, 1995 and was approximately 5% higher than the historical average. Only three anemometers are used to measure wind speed, therefore a direct correlation to production of the entire group of turbines cannot always be expected. As reported by Southern California Edison Company, the Windsystem produced 19,715 megawatt hours in the three months ended June 30, 1996, in comparison to production of 19,656 megawatt hours in the corresponding 1995 period, representing an increase in production of approximately .3%.

    The Partnership received approximately $10,000 in "other income" from interest earned on excess operating funds in the three months ended June 30, 1996, and approximately $5,000 in the corresponding 1995 period.

    Total expenses for the three months ended June 30, 1996 were approximately 1% higher than the corresponding 1995 period. Interest expense decreased due to lower average principal balances on the Purchase Notes outstanding. Management fees and land lease expenses increased 22% due to their relationship to sales of electricity. Maintenance and other operating costs increased 22%, partially due to expenses incurred in replacing a catastrophically damaged turbine. Although the Partnership has tendered a claim to its insurance carrier for partial reimbursement of the turbine replacement expense, which reimbursement is expected to be received in the third quarter, there can be no assurance that the insurance company will pay the claim. The Partnership does not anticipate that a turbine will again suffer a catastrophic failure necessitating replacement, although there can be no assurance that turbines will not need to be replaced in the future. Without such failure, maintenance and other operating cost would have increased 15% in comparison with the corresponding 1995 period. This increase was partially due to labor and supply cost increases.
The rest of the increase is due to higher administrative expenses which rose due to contributions to pro wind energy associations. Insurance expense decreased 19% due to lower insurance premiums.

    Overall, the Partnership reported income of $491,000 for the three months ended June 30, 1996, in comparison to income of $507,000 for the corresponding 1995 period.

    The Partnership's financial condition improved during the three months ended June 30, 1996. The change in overall financial condition is due to the income earned during the quarter. During the three months ended June 30, 1996, total partners' capital increased $491,000 from $1,325,000 at March 31, 1996, to
$1,816,000 and Limited Partners' capital increased $485,000 from $728,000 at March 31, 1996, to $1,213,000. This represents a total increase of approximately $413 per unit of partnership. Although the Partnership's financial condition improved during this interim period, based on historical average wind energy and current cost levels, the Partnership expects to continue to suffer net annual operating losses and also expects that its overall financial condition will worsen annually for the foreseeable future.

Six Months Ended June 30, 1996, Compared to Six
Months Ended June 30, 1995.

    Revenues from power sales in the six months ended June 30, 1996 were approximately 15% higher than the corresponding 1995 period - with all of this increase due to higher wind energy levels in the first quarter. Wind energy levels at three representative anemometer locations on the Operating Site was approximately 6% higher than for the six months ended June 30, 1995 and was approximately 11% higher than the historical averages. Only three anemometers are used to measure wind speed, therefore a direct correlation to production of the entire group of turbines cannot always be expected. As reported by Southern California Edison Company, the Windsystem produced 32,122 megawatt hours in the six months ended June 30, 1996, in comparison to production of 27,895 megawatt hours in the corresponding 1995 period, representing an increase in production of approximately 15%.

    The Partnership received approximately $17,000 in "other income" from interest earned on excess operating funds in the six months ended June 30, 1996, and approximately $6,000 in the corresponding 1995 period.

    Total expenses for the six months ended June 30, 1996, were approximately 2% lower than the corresponding 1995 period. Interest expense decreased due to lower average principal balances on the Purchase Notes outstanding. Management fees and land lease expenses increased 12% due to their relationship to sales of electricity. Maintenance and other operating costs increased approximately 8%, partially due to expenses incurred in replacing a catastrophically damaged turbine. Although the Partnership has tendered a claim to its insurance carrier for partial reimbursement of the turbine replacement expense, which reimbursement is expected to be received in the third quarter, there can be no assurance that the insurance company will pay the claim. The Partnership does not anticipate that a turbine will again suffer a catastrophic failure necessitating replacement, although there can be no assurance that turbines will not need to be replaced in the future. Without such failure, maintenance and other operating cost would have increased 5% in comparison with the corresponding 1995 period. This increase was partially due to higher administrative expenses which rose due to contributions to pro wind energy associations. The rest of the increase is due to labor and supply cost increases. Insurance expense decreased 21% due to lower insurance premiums.

    Overall, the Partnership reported income of $312,000 for the six months ended June 30, 1996, in comparison to a loss of $177,000 for the corresponding 1995 period. This was largely the result of better production in the first quarter of the year.

    The Partnership's financial condition improved slightly during the six months ended June 30, 1996. The change in overall financial condition is due to the net income from the second quarter which more than offset the net loss during the first quarter of this year. During the six months ended June 30, 1996, total partners' capital increased $312,000 from $1,504,000 at December 31, 1995, to $1,816,000 and Limited Partners' capital increased $308,000 from $905,000 at December 31, 1995, to $1,213,000. This represents a total increase of approximately $262 per unit of partnership. Although the Partnership's financial condition improved during this interim period, based on historical average wind energy and current cost levels, the Partnership expects to continue to suffer net annual operating losses and also expects that its overall financial condition will worsen annually for the foreseeable future.

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
a. Exhibits:  Exhibit 27. Financial Data Schedule.
b. Reports on Form 8-K: No reports on Form 8-K have been filed by the Registrant.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         ZOND-PANAERO WINDSYSTEM PARTNERS I
           A CALIFORNIA LIMITED PARTNERSHIP

                           By: Zond Windsystems Management
                           Corporation, General Partner


Date: August 14, 1996      By:/S/ KENNETH C. KARAS

                           Kenneth C. Karas
                           President and
                           Chief Financial Officer

Date: August 14, 1996      By:/S/ D. MICHAEL WESTBELD

                           D. Michael Westbeld
                           Vice President-Controller