Form 10-Q
period 1996-09-30
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 1996-11-14
CIK 767404

FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

   [ X ] Quarterly Report Under Section 13 or 15(d) of the
             Securities Exchange Act of 1934

     For the quarterly period ended: September 30, 1996

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

                   YES  X     NO

PART I -- FINANCIAL INFORMATION


Item 1.

Balance Sheets at September 30, 1996 and December 31, 1995.

Statement of Operations for the
  Three Months Ended September 30, 1996, and
  September 30, 1995.

Statement of Operations for the
  Nine Months Ended September 30, 1996 and
  September 30, 1995.

Statement of Changes in Partners' Capital
  Accounts at September 30, 1996, and December 31, 1995.

Statement of Cash Flows for the Nine Months
  Ended September 30, 1996, and September 30, 1995.

Notes to Interim Financial Statements.

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)
BALANCE SHEET
(Amounts in thousands)
                                       December 31,    September
30,
                                          1995             1996
                                        (Audited)
(Unaudited)
ASSETS
Current assets:
  Cash                                   $      213   $    1,561
  Accounts receivable                           307          661
  Other current assets                          128          137
                                         -----------  -----------
   Total current assets                         648        2,359
                                         -----------  -----------
Noncurrent assets:
  Building                                       98           98
  Wind turbines                              49,561       49,561
  Less - Accumulated depreciation           (27,246)     (29,119)
                                         -----------  -----------
   Total noncurrent assets                   22,413       20,540
                                         -----------  -----------
Total assets                             $   23,061   $   22,899
                                         ===========  ===========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current portion of
    notes payable to related party       $    1,643   $    1,750
  Accounts payable                              109          135
  Interest payable to related party           4,048        4,815
  Amounts payable to related parties             79           25
                                         -----------  -----------
   Total current liabilities                  5,879        6,725
                                         -----------  -----------
  Notes payable to related party, less
    current portion                          15,678       14,775
                                         -----------  -----------
Partners' capital:
  Limited partners                              905          802
  General partner                                 9            8
  Substituted limited partner                     9            8
  Special limited partner                        --           --
  Contributed capital                           581          581
                                         -----------  -----------
   Total partners' capital                    1,504        1,399
                                         -----------  -----------
Total liabilities and partners' capital  $   23,061   $   22,899
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF OPERATIONS
(Amounts in thousands except limited partnership units)
                                        For the Three Months
Ended
                                              September 30,
                                            1995         1996
Revenues:
  Sales of electricity                   $    1,291   $    1,110
  Other income                                   15           13
                                         -----------  -----------
                                              1,306        1,123
                                         -----------  -----------
Costs and Expenses:
  Depreciation                                  625          625
  Interest expense                              496          454
  Property taxes                                 10            8
  Management fees and land lease                128          132
  Maintenance and other operating costs         265          284
  Insurance expense                              52           37
                                         -----------  -----------
                                              1,576        1,540
                                         -----------  -----------
Net income                               $     (270)  $     (417)
                                         ===========  ===========

Net income per limited
   partnership unit                      $   (0.227)  $   (0.350)
                                         ===========  ===========
Number of limited partnership
   units outstanding                          1,190        1,190
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF OPERATIONS
(Amounts in thousands except limited partnership units)
                                        For the Nine Months Ended
                                              September 30,
                                            1995         1996
Revenues:
  Sales of electricity                   $    4,136   $    4,385
  Other income                                   21           30
                                         -----------  -----------
                                              4,157        4,415
                                         -----------  -----------
Costs and Expenses:
  Depreciation                                1,873        1,873
  Interest expense                            1,526        1,404
  Property taxes                                 27           25
  Management fees and land lease                266          286
  Maintenance and other operating costs         753          810
  Insurance expense                             159          122
                                         -----------  -----------
                                              4,604        4,520
                                         -----------  -----------
Net income (loss)                        $     (447)  $     (105)
                                         ===========  ===========

Net income per limited
   partnership unit                      $   (0.376)  $   (0.088)
                                         ===========  ===========
Number of limited partnership
   units outstanding                          1,190        1,190
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
 --
                         ========   =======   ========   =======
======

Accumulated capital
contributions, net of private
 placement costs and
 cash distributions    $  27,000  $    273  $  26,146  $     --
$   581

Conversion to Substituted
 Limited Partner            --         (83)        --        83

Accumulated tax basis losses
 from June 29, 1984
 (inception) through
 December 31, 1993       (22,341)     (165)   (22,118)      (58)
                       ---------- --------- ---------- ---------
--------
Balance at:
 December 31, 1993         4,659        25      4,028        25
  581

  Net loss                (1,743)       (9)    (1,725)       (9)
                       ---------- --------- ---------- ---------
--------
 December 31, 1994         2,916        16      2,303        16
  581

  Net loss                (1,412)       (7)    (1,398)       (7)
                       ---------- --------- ---------- ---------
--------
 December 31, 1995         1,504         9        905         9
  581

  Net loss                  (105)       (1)      (103)       (1)

                       ---------- --------- ---------- ---------
--------
 September 30, 1996    $   1,399  $      8  $     802  $      8
$   581
                       ========== ========= ========== =========
========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH

(Amounts in thousands)
                                              For the Nine Months
Ended
                                                     September
30,
                                                   1995
1996
Cash flows from operating activities:
  Net income (loss)                          $     (447)  $
(105)

  Adjustments to reconcile net income (loss) to cash
   provided by (used in) operating activities -
     Depreciation                                 1,873
1,873
  Changes in assets and liabilities -
     Accounts receivable                           (347)
(354)
     Other current assets                           (21)
(9)
     Accounts payable and accrued expenses           30
26
     Amounts payable to related party               (28)
(54)
     Interest payable to related party            1,108
767
                                             -----------
------------
        Net cash provided (used)                  2,168
2,144

Cash flows from financing activities:
  Principal payments to related party              (702)
(796)
                                             -----------
------------
   Net increase in cash and cash equivalents      1,466
1,348

Cash & cash equivalents beginning of period          37
213
                                             -----------
------------
Cash and cash equivalents end of period      $    1,503   $
1,561
                                             ===========
============
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest     $      418   $
637
                                             ===========
============

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

2. The Partnership's limited partnership agreement allows the Partnership's general partner to determine the method for maintaining the Partnership's accounting records. Until 1987, the records were maintained on a cash basis. However,
     Section 481 of the Tax Reform Act of 1986 (the "Act") prescribed a change, effective January 1, 1987, in the accounting method for certain tax shelters having corporate general partners, including the Partnership, to require tax-basis accrual accounting. In accordance with Section 481 of the Act, differences between the two bases were recognized for federal income tax purposes ratably by the Partnership over a three-year period. Below are reconciliations between the Partnership's tax-basis accrual financial statements and its GAAP basis accrual financial statements included herein for both results of operations, partners' capital balances and total assets.

    Taxable income year to date                 $    1,770,000

    Less: Depreciation less for tax than GAAP       (1,870,000)

    Other, net                                          (5,000)
                                                ---------------
       GAAP basis income(loss)                  $     (105,000)
                                                ===============

    Tax basis partners' capital
    at September 30, 1996                       $  (12,868,000)

    Plus:
    GAAP basis loss less than taxable loss net,
        June 24, 1984 (inception)
        through December 31, 1995                   16,141,000

    GAAP basis loss versus taxable income
     January 1, 1996 through September 30, 1996     (1,874,000)
                                                ---------------
     GAAP basis partners' capital               $    1,399,000
                                                ===============

3. Reconciliation of GAAP Basis and Tax Basis Financial
Statements:

    Tax basis total assets                       $    8,599,000

    Cumulative tax depreciation in excess of
     GAAP depreciation                               14,300,000
                                                ---------------
    GAAP basis total assets
      at September 30, 1996                      $   22,899,000
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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

    Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership") was formed in 1984 to purchase, own, and operate a wind-driven electric power generating facility located near Palm Springs, California (the "Windsystem"). The Partnership's payment for the purchase, construction, and intstallation of the Windsystem was comprised of $22,430,000 in cash and $26,500,000 in the form of eighteen-year notes payable (the "Purchase Notes"). The electricity generated by the Windsystem is sold to Southern California Edison Company. The general partner of the Partnership is Zond Windsystems Management Corporation, a wholly-owned subsidiary of Zond Systems, Inc. ("Zond").

Liquidity and Capital Resources

    The Partnership continues to experience a lack of liquidity primarily due to a continued short-fall in revenues from operations in comparison to the costs and expenses of operations. Accordingly, interest payments on the Purchase Notes were in arrears at September 30, 1996 in the aggregate amount of $4,297,000. The Partnership expects that it will continue to experience poor liquidity and to defer certain payments on the Purchase Notes. See "Results of Operations."

Results of Operations

Three Months Ended September 30, 1996, Compared to Three
Months Ended September 30, 1995.

    Revenues from power sales in the three months ended September 30, 1996 were approximately the same as for the corresponding 1995 period. Wind energy level at three representative anemometer locations on the Operating Site was 6.5% lower than for the three months ended September 30, 1995 and was approximately 9% lower than the historical average. Only three anemometers are used to measure wind speed, therefore a direct correlation to production of the entire group of turbines cannot always be expected. As reported by Southern California Edison Company, the Windsystem produced 10,885 megawatt hours in the three months ended September 30, 1996, in comparison to production of 12,652 megawatt hours in the corresponding 1995 period, representing a decrease in production of approximately 14%.

    The Partnership received approximately $13,000 in "other income" from interest earned on excess operating funds in the three months ended September 30, 1996, and approximately $15,000 in the corresponding 1995 period.

    Total expenses for the three months ended September
30, 1996 were approximately 2.3% lower than the corresponding 1995 period. Interest expense decreased due to lower average principal balances on the Purchase
Notes outstanding. Management fees and land lease expenses are based on power sales receipts which increased three percent resulting in these costs also increasing three percent. Maintenance and other operating costs increased 7%, partially due to expenses incurred in replacing a damaged turbine (approximately
$15,000). Although the Partnership has tendered a claim to its insurance carrier for partial reimbursement of the turbine replacement expense, there can be no assurance that the insurance company will pay the claim. Without the cost of replacing the damaged turbine, maintenance and other operating costs would have increased 1.5% in comparison with the corresponding 1995 period. Insurance expense decreased
29% due to lower insurance premiums.

    Overall, the Partnership reported a loss of $417,000 for the three months ended September 30, 1996, in comparison to a loss of $270,000 for the corresponding 1995 period.

    The Partnership's financial condition worsened during the three months ended September 30, 1996. The change in overall financial condition is primarily due to the three month loss. During the three months ended
September 30, 1996, total partners' capital decreased
$417,000 from $1,816,000 at June 30, 1996, to
$1,399,000 and Limited Partners' capital decreased
$411,000 from $1,213,000 at June 30, 1996, to $802,000.
This represents a total decrease of approximately $350 per unit of partnership. Based on historical average wind energy and current cost levels, the Partnership expects to continue to suffer net annual operating losses and also expects that its overall financial condition will worsen annually for the foreseeable future.

Nine Months Ended September 30, 1996, Compared to Nine
Months Ended September 30, 1995.

    Revenues from power sales in the nine months ended
September 30, 1996 were approximately 6% higher than the corresponding 1995 period, due to higher wind energy level in the first quarter. The wind energy level at three representative anemometer locations on the Operating Site was approximately 3% higher than for the nine months ended September 30, 1995 and was approximately 4.7% higher than the historical average.

Only three anemometers are used to measure wind speed, therefore a direct correlation to production of the entire group of turbines cannot always be expected. As reported by Southern California Edison Company, the
Windsystem produced 43,007 megawatt hours in the nine months ended September 30, 1996, in comparison to production of 40,547 megawatt hours in the corresponding 1995 period, representing an increase in production of approximately 6%.

    The Partnership received approximately $30,000 in "other income" from interest earned on excess operating funds in the nine months ended September 30, 1996, and approximately $21,000 in the corresponding 1995 period.

    Total expenses for the nine months ended September
30, 1996, were approximately 2% lower than the corresponding 1995 period. Interest expense decreased due to lower average principal balances on the Purchase Notes outstanding. Management fees and land lease expenses increased 8% due to their relationship to sales of electricity. Maintenance and other operating costs increased approximately 8%, partially due to expenses incurred in replacing a damaged turbine (approximately $15,000). Although the Partnership has tendered a claim to its insurance carrier for partial reimbursement of the turbine replacement expense, there can be no assurance that the insurance company will pay the claim. Without the cost of replacing the damaged turbine, maintenance and other operating cost would have increased 5.6% in comparison with the corresponding 1995 period. Approximately
$38,000 of this increase was due to costs associated with yaw, slew ring, and nacelle repairs completed in this period. These costs include additional repair labor, crane rental and parts cost. The balance of the increase (approximately $14,000) was due to higher administrative expenses which rose due to contributions to pro wind energy associations. Insurance expense decreased 23% due to lower insurance premiums.

     Overall, the Partnership reported a loss of $105,000 for the nine months ended September 30, 1996, in comparison to a loss of $447,000 for the corresponding 1995 period.

    The Partnership's financial condition worsened during the nine months ended September 30, 1996. The change in overall financial condition is primarily due to the nine month net loss. During the nine months ended September 30, 1996, total partners' capital decreased $105,000 from $1,504,000 at December 31,
1995, to $1,399,000 and Limited Partners' capital decreased $103,000 from $905,000 at December 31, 1995, to $802,000. This represents a total decrease of approximately $88 per unit of partnership. Based on historical average wind energy and current cost levels, the Partnership expects to continue to suffer net annual operating losses and also expects that its overall financial condition will worsen annually for the foreseeable future.

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


Date: November 13, 1996    By:/S/ KENNETH C. KARAS


                           Kenneth C. Karas
                           President and
                           Chief Financial Officer

Date: November 13, 1996    By:/S/ D. MICHAEL WESTBELD


                           D. Michael Westbeld
                           Vice President-Controller