Form 10-K
period 1996-12-31
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 1997-03-27
CIK 767404

FORM 10-K

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended December 31, 1996, or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
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

                               FORM 10-K
                 For the Fiscal Year Ended December 31, 1996


                            TABLE OF CONTENTS


Item Number
in Form 10-K                                                     Page


                              PART I

1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .7
3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .8
4.  Submission of Matters to a Vote of Security Holders  . . . . . .9

                             PART II

5.  Market for Registrant's Common Equity and Related
      Stockholder Matters. . . . . . . . . . . . . . . . . . . . . .9
6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . 10
7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operation . . . . . . . . 10
8.  Financial Statements and Supplementary Data. . . . . . . . . . 13
9.  Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure . . . . . . . . . . . 14

                             PART III

10. Directors and Executive Officers of the Registrant . . . . . . 14
11. Executive Compensation . . . . . . . . . . . . . . . . . . . . 15
12. Security Ownership of Certain Beneficial Owners
      and Management . . . . . . . . . . . . . . . . . . . . . . . 16
13. Certain Relationships and Related Transactions . . . . . . . . 17

                              PART IV

14. Exhibits, Financial Statement Schedules, and
      Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . 20

                              PART I


ITEM 1.     BUSINESS

Introduction

 Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership") was formed in June of 1984, to purchase, own and operate a system of 300 Vestas Energy A/S ("Vestas") Model V15 wind turbine electric generators (the "Turbines"). The electricity generated by the Turbines is sold by the Partnership to its sole customer, Southern California Edison Company ("SCE"), a wholly-owned subsidiary of Edison International.

 Each Turbine has a rated capacity of 65 kilowatts, and the Turbines have an aggregate rated capacity of 19.5 megawatts. The Turbines, together with certain infrastructural improvements (collectively, the "Operating Site"), form an integrated electric power generating facility (the "Windsystem"). The Windsystem is located in the San Gorgonio Pass area of the San Bernardino Mountains near Palm Springs, California.

 The business of the Partnership and the respective rights of its partners, including the Partnership's limited partners (the "Limited Partners"), are governed by the First Amended and Restated Certificate and Agreement of Limited Partnership of Zond-PanAero Windsystem Partners I, a California Limited Partnership, dated as of November 29, 1984, as amended (the "Partner-ship Agreement"). The term of the Partnership expires on December 31, 2005, unless terminated earlier in accordance with the terms of the Partnership Agreement.

 The general partner of the Partnership (the "General Partner") is Zond Windsystems Management Corporation ("ZWMC"), a California corporation wholly owned by Zond Systems, Inc. ("Zond"). On January 3, 1997 Zond's parent, Zond Corporation, became a wholly-owned subsidiary of Enron Renewable Energy Corporation, which is majority owned by Enron. From the Partnership's formation in 1984 until June 24, 1988, PanAero Management Corporation ("PAMC"), a California corporation wholly owned by PanAero Corporation ("PanAero"), served as the other general partner of the Partnership. PAMC was removed as a general partner effective June 24, 1988, by a vote of the partners of the Partnership.

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

 In order to purchase the Turbines (the "Purchase Note Financing"), the Partnership paid $26,500,000 of the Windsystem's purchase price by issuing non-recourse promissory notes (the "Purchase Notes") to Mesa Construction Company ("MCC"), a California joint venture composed of affiliates of ZWMC and -1-

PAMC, which subcontracted the construction of the Windsystem to Zond. In order to pay for the construction of the Windsystem, MCC borrowed $16,000,000 (the "Term Loan") from a syndicate of lenders (the "Windsystem Lender") and pledged the Purchase Notes and their underlying security interests to the Windsystem Lender as collateral. MCC and such financing were the subjects of a bankruptcy proceeding. See "MCC Bankruptcy." In September of 1993, MCC repaid the Term Loan in full.


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

 Under the Power Agreement, SCE is required to purchase all of the elec-tric output from the Turbines at a rate equal to the greater of either 89% of SCE's "cost of energy" or a fixed minimum price of $0.102 per kilowatt hour ("kWh"). The Power Agreement provides, however, that if SCE's cost of energy exceeds $0.20 per kWh, the price per kilowatt paid by SCE will be limited to $0.20 per kWh plus 70% of the difference between 89% of its cost of energy and $0.20 per kWh. Since formation of the Partnership, SCE has paid only the fixed minimum price of $0.102 per kWh. SCE makes monthly meter readings of the amount of electricity delivered to SCE by the Partnership and makes monthly payments to the Partnership based on such meter readings.

 During 1996 SCE purchased an aggregate of 52,686,000 kWh of electricity from the Partnership for an aggregate purchase price of approximately $5,372,000. See Part II, Item 6 hereof for the amounts of revenue, operating loss and assets of the Partnership for the fiscal years 1992 through 1996.

 The amount of electricity produced by the Turbines depends upon wind speed, which is subject to significant seasonal variations in the San Gorgonio Pass area. Wind speed is generally highest during the summer months and
-2-
lowest during the winter months. These seasonal variations result in significant variations from month to month in the net power production realized by the Turbines, and, therefore, result in monthly variations in the amount of electricity sold to SCE.


Windsystem Performance

 The Windsystem commenced operation in November of 1984. The Windsystem's annual electrical power production was originally projected to be 74,761 megawatt-hours per full calendar year. These annual production projections were based upon forecasted average wind speed at the Operating Site estimated by the Partnership's independent wind consultants. The Windsystem actually produced 38,520, 45,968, 43,768, 45,334 and 52,686 megawatt-hours for calendar years 1992, 1993, 1994, 1995, and 1996, respectively.

 The wind speed at the Operating Site was measured using an instrument called an anemometer, a device that records wind speeds at designated inter-vals over long periods of time. The consultants used data from anemometers that were located in the general area of the proposed Windsystem site and re-corded data for the years 1979, 1980, and 1983. Based upon operating experi-ence, it is now known that wind resources should be measured in close proximity to each individual turbine site, not merely across a windsystem site. The varying topography at a windsystem site can create significant differences in the wind resource to which each individual turbine would be exposed depending on its location. Measurement is now typically accomplished by deploying more anemometers in the specific areas of prospective turbine sites.

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

The Plan

 Following the removal of PAMC as a general partner, the Partnership began implementing a plan (the "Plan") to improve power production and reduce operating costs of the Windsystem. The Plan consisted of a series of mechanical upgrades as well as financial and administrative improvements. The bulk of the funding needed to implement the Plan was obtained through the settlement of the dispute with Cal Union. Implementation of the Plan was subject to certain criteria and procedures imposed in connection with MCC's bankruptcy reorganization plan. See "MCC Bankruptcy." For a discussion of the use of settlement funds, see "Settlement of Performance Policy".

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

 The Plan also included the relocation of 52 Turbines from their original pads to new pads that were expected to experience higher average wind speed. Certain Turbines were also relocated to towers extended by adding a new base, thereby exposing such Turbines to higher average wind speed. The Plan was completed in 1991 for a total cost of $4,573,000.

 Implementation of the Turbine relocation phase of the Plan depended, in part, upon the approval by the United States Department of the Interior, Bureau of Land Management (the "BLM"), which owns the Operating Site. The Partnership submitted a relocation proposal to the BLM in March of 1989, as to which proposal the BLM issued formal permission on January 9, 1990, substantially in accordance with Zond's requests. To gain the BLM's permis-sion, the Partnership agreed to the relocation of 22 additional Turbines to locations less visible to the Palm Springs area. The Partnership acceded to the BLM's requests, under the provisions that the relocations were to be at no cost to the Partnership and that the less visible sites were to be equal to or better than the original locations in terms of wind energy. Funds to pay for such relocations were provided by the BLM from the rental income that it receives from Mesa Wind Developers ("MWD"), which income MWD, in-turn, receives from the Partnership. The Partnership completed such relocations during 1992.

Settlement of Performance Policy

 The Partnership's lower than projected energy production had been partially offset by payments from Cal Union under the Performance Policy, which Policy has been terminated. See "Windsystem Performance". Prior to its termination, the Performance Policy had been due to expire in December of 1989, subject to the Partnership's option to renew at a premium that was to have been based upon a formula substantially dependent upon losses incurred under the Policy. However, Cal Union and the Partnership, Zond, and certain Zond affiliates entered into a Settlement Agreement and Mutual Special Release dated April 12, 1989, to terminate the Performance Policy in settlement of a dispute. In exchange for mutual releases, a dismissal of a Cal Union lawsuit for rescission and reformation of the Policy, and a termination of the Policy, and following bankruptcy court approval in November 1989, Cal Union paid $11,230,000, allocated 68.04% to the Partnership and 31.96% to ZP-II, whose facility wasalso covered by the Policy. Cal Union received a credit of $258,000 for amounts paid to the Partnership and ZP-II in the fourth quarter of 1988. The settlement payment to the Partnership was in addition to claims already paid under the Policy, which totaled approximately $5,700,000 prior to termination of the Policy, of which $168,000 was credited against its share of the $11,230,000 settlement amount plus $534,889 of accrued interest, approximately $7,828,823. Under the Reorganization Plan (as defined in "MCC Bankruptcy"), $6,600,000 of the settlement proceeds were allocated to the Plan and a similar improvement plan for ZP-II and were held in special accounts to be disbursed as necessary to implement such improvement plans. The Partnership's share of the settlement amount was substantially in excess of the $2,211,000 of premiums paid by the Partnership under the Policy, and in excess of the $4,573,000 cost of implementing the mechanical upgrades under the Plan. The excess settlement funds were paid to MCC to reduce notes receivable. MCC utilized such funds to pay third-party lenders who had provided the financing to MCC to build the Windsystem. See "MCC Bankruptcy".

 The Partnership has been unable to obtain insurance coverage similar to the Performance Policy. As a result, since 1989, the Partnership has been at risk for lower than expected winds at the Operating Site. The lack of this coverage contributed to the Partnership's liquidity difficulties and hindered its ability to service its debt obligation according to the original repayment schedule. See Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - Liquidity and Capital Resources."

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

 On December 23, 1987, PanAero Omega, Ltd. ("PanAero Omega") an affiliate of PAMC, acting as one of the joint venture partners of MCC and without the knowledge of Zond Construction Company ("ZCC"), the Zond affiliate that serves as the other joint venture partner, filed an involuntary petition in bankruptcy against MCC under Chapter 11 of the Federal Bankruptcy Act, as amended, in the United States Bankruptcy Court for the Eastern District of California (the "Bankruptcy Court") for the purpose of staying the threatened foreclosure by the Windsystem Lender. A similar petition was filed with respect to Mesa Construction Company II ("MCC II") from whom ZP-II purchased its windsystem pursuant to a similar financing arrangement with the Windsystem Lender.

 On June 5, 1989, MCC filed with the Bankruptcy Court a Joint Plan of Reorganization and related Disclosure Statement, and on August 11, 1989 filed a First Amended Joint Plan of Reorganization and related Disclosure Statement. A confirmation hearing with respect to the Disclosure Statement was held on September 20, 1989, at which MCC's Revised Disclosure Statement with respect to the First Amended Joint Plan (the "Reorganization Plan") was approved. The Reorganization Plan was confirmed by the Bankruptcy Court on October 13, 1989, and implemented on November 7, 1989. On October 23, 1989, PanAero Omega and PanAero Alpha, Ltd. filed with the Bankruptcy Court a notice of appeal and consent to hearing by the Bankruptcy Appellate Panel for the Ninth Circuit (the "Panel") of the Bankruptcy Court's confirmation order, and on October 30, 1989, filed with the Panel a notice of motion for stay of the confirmation order. MCC has filed with the Panel objections to the Panel's jurisdiction and motions in opposition to the motion for stay. A hearing has not yet been held. The General Partner believes that implementation of the Reorganization Plan has rendered moot the motions for stay.

 In connection with the Reorganization Plan, the Partnership agreed to make distributions to its Limited Partners only if certain financial ratios and reserve levels are met. Specifically, the Partnership will be able to make distributions to the Limited Partners only after two years have elapsed from Bankruptcy Court approval of the Reorganization Plan and if the aggregate reserves held by the Partnership and MCC are $3,600,000 or more after giving effect to the then current debt service payments and to the proposed distributions to the Limited Partners and any distributions to the joint venture partners of MCC. In addition, the reserves held by the Partnership must be at least $5,000 per Turbine, after giving effect to the proposed distributions, and the ratio of the Partnership's net operating cash flow to the debt service under the Term Loan (annualized based on the previous year's audited financial statements) must be at least 1.4. Finally, no defaults must exist with respect to the Purchase Notes and the Term Loan. As of the date of this Annual Report, the Partnership has been and remains unable to make distributions to the Limited Partners.

 Financial and Operational Requirements.  Pursuant to the Reorganization
Plan, the Partnership's interest obligation on the Purchase Notes was reduced two percent (2%) beginning January 1, 1990. The Partnership is required to carry certain property/casualty/earthquake insurance but no systems performance insurance. The Partnership was required to provide the Windsystem Lender with certain periodic financial and budget reports. The Partnership's -6-

Turbines were required to have availability factors of at least 90% for any three-month period except for periods of external catastrophes and implementation of the Plan. The Windsystem Lender also was granted security interests in the SCE power payment account and the Management Agreement. In addition, all Partnership bank accounts were held at a bank of the Windsystem Lender's choice, subject to security interests in favor of the Windsystem Lender. In September of 1993, MCC repaid the Term Loan in full.

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


ITEM 2.     PROPERTIES

 The Windsystem (an integrated electric power generating facility located at the Operating Site) consists of 300 Turbines and certain infrastructural improvements. Each Turbine has a rated capacity of 65 kilowatts, and the Turbines have an aggregate rated capacity of 19.5 megawatts. The electricity generated by the Turbines is sold by the Partnership to SCE. The Partnership depends solely upon production from the Windsystem and the resulting revenues to fund all operations of the Windsystem, repay debt, administer the Partnership, and make distributions to its partners. From the commencement of operation of the Windsystem in November of 1984 through December 31, 1996, the Windsystem has produced 464,000 megawatts of power and averaged 95.9% Turbine availability. See Item 1. "BUSINESS - Introduction."

 The Operating Site is situated on two adjoining parcels of land, consisting of approximately 440 acres, located in the San Gorgonio Pass area of the San Bernardino Mountains approximately 16 miles northwest of Palm Springs, California. The two parcels are owned by the United States. Under a right-of-way Grant (the "Right-of-Way Grant") from the BLM, Mesa holds certain rights to develop wind energy resources on the Operating Site. The primary term of the Right-of-Way Grant expires in January of 2003, unless earlier terminated by its terms but the Right-of-Way Grant may automatically continue for up to 10 additional years if certain conditions are met. The Right-of-Way Grant was originally issued to PanAero on January 26, 1983, and was assigned by PanAero to Mesa in April of 1984.

 The Partnership owns the Turbines, including the supporting towers and related concrete support pads and controllers. Pursuant to the right of way grant issued by BLM, Mesa has rights to develop wind energy resources at the Operating Site, which includes roads, fences, the power transfer system, the substation and maintenance facilities. The Partnership uses the Operating Site pursuant to a 20-year easement granted by Mesa under the terms of a Wind Park Easement Agreement dated as of September 7, 1984 (the "Wind Park Easement Agreement").

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


ITEM 3.     LEGAL PROCEEDINGS

PanAero State Litigation

 In July of 1995, PanAero, among other plaintiffs, filed a lawsuit entitled, PanAero Management Corporation et al. v Zond Systems, Inc., et al., Los Angeles Superior Court Case No. BC 130959. The defendants in the litigation included the Partnership, ZWMC, and Zond. The plaintiffs alleged that defendants improperly allocated certain expenses to the Partnership and to ZP-II. Plaintiffs seek equitable relief and damages in excess of $1.3 mil-lion. In November of 1995, Zond moved to compel arbitration of the litigation, which motion was denied in December. In June of 1996 the parties agreed to have the litigation adjudicated by a court appointed referee and the Los Angeles Supreme Court Judge has appointed a suitably agreed upon referee for the case. Each party is currently conducting discovery for the litigation and Zond expects the case to be heard by the referee in the Fall of 1997.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of Limited Partners during the fourth quarter of the fiscal year ended December 31, 1996.

                              PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

Market Information

 There is no established public trading market for the Partnership's
Units.

Holders

 At March 31, 1997, there were 888 holders of record of the Partnership's 1,190 Units.

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

 In connection with issuing the Purchase Notes, the Partnership agreed with MCC that it will make no distributions to the partners of the Partnership so long as either an event of default exists under certain construction financing agreements entered into in connection with the construction of the Windsystem, the Partnership's cash reserve is not maintained at a certain level ($5,000 per Turbine), or the Partnership's anticipated cash flow for the twelve months following any proposed distribution does not exceed the amounts necessary for the Partnership to meet its obligations with respect to debt service, operating expenses and maintenance of its cash reserve at the required level. In addition, the Partnership Agreement provides that, until the Purchase Notes are paid in full, the Partnership must maintain cash reserves in an amount equal to at least $1,500,000 before it can make any distributions of Partnership cash or property.

 Due to less than projected operating results, the Partnership has not distributed any cash to the Limited Partners during any fiscal year other than 1985. During fiscal 1985, the Partnership distributed an aggregate of approximately $158,000 to the Limited Partners and $2,000 to the General Partners.

ITEM 6.     SELECTED FINANCIAL DATA

 From and after 1987, the Partnership's accounting records have been maintained on a federal tax accrual basis, consistent with appropriate provisions of the Internal Revenue Code.  Such records have been adjusted to reflect generally accepted accounting principles for purposes of filings with the Securities and Exchange Commission.  A reconciliation between the
Partnership's income tax basis financial statements and its generally accepted accounting principles financial statements and the description of the effect of the change from cash to accrual basis accounting are described in Notes to the Financial Statements - Notes 6 and 2, respectively, which are incorporated herein by reference.
                                As of and for the Year Ended December 31,
                                              (in thousands)
                             1996      1995      1994      1993        1992
Revenues                   $ 5,419   $ 4,669   $ 4,489   $ 4,692     $ 3,962
Net loss                    (  543)   (1,412)   (1,743)   (1,640)     (2,184)

Per Unit:
Net loss                      (1)       (1)       (1)       (1)         (2)
Distributions                    0         0         0         0           O
Partners' capital                1         1         2         4           5

Total assets                20,839    23,061    25,599    28,173      30,617
Long-term debt              13,814    15,678    17,321    18,770      20,047
Partners' capital              961     1,504     2,916     4,659       6,299

All per Unit values were calculated utilizing 1,190 Units and including General Partners' and Substituted Limited Partner's amounts.

                       See Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

 The Partnership continues to experience a lack of liquidity primarily due to a continued short-fall in revenues from operations in comparison to the costs and expenses of operations. Accordingly, interest payments on the Purchase Notes in the aggregate amount of $3,953,000 and $3,981,000 were in arrears at December 31, 1996 and December 31, 1995, respectively, despite a reduction in the interest rate thereon from 13% to 11% as a result of the Reorganization Plan. The Partnership expects that it will continue to experience poor liquidity and to defer certain payments on
-10-
the Purchase Notes.  See "Results of Operations."

 The failure of the Partnership to meet its interest payments allows MCC to declare a default under the Purchase Notes. Upon such a default, MCC could exercise various remedies, including acceleration of the maturity of the Purchase Notes and foreclosure on the Windsystem (the collateral security for the Purchase Notes). MCC may have the right at any time to take the necessary steps to protect its position as payee under the Purchase Notes. As of December 31, 1996 MCC has not notified the Partnership that it intends to foreclose on its security although the parties have not reached a formal agreement for the payment of the interest deficiencies. The General Partner believes that the interest arrearage will not be paid by the scheduled maturity date nor by December, 2005 the end of the Partnership term. Currently, the General Partner expects that the interest arrearage balance will be paid through a combination of normal cash flow and liquidation proceeds.

 The Partnership has not developed a plan for the significant improvement of its liquidity. The Partnership's primary source of revenues and liquidity to fund operations of the Windsystem, repay debt, administer the Partnership, and make distributions to its partners is production of electricity from the Windsystem. The Partnership's sole customer is SCE. The price paid by SCE for the electricity is contractually defined. See Item 1. "BUSINESS - Sale of Electric Power". To prevent degradation in the current level of production, the Partnership must ensure that the Windsystem is properly maintained and ready to produce power when the wind resource is available. The Partnership also must exercise close control of its operating expenses. The General Partner believes that the Partnership is operating the Windsystem at an expense level that is efficient and appropriate to the operation of a windsystem of this size.

 The Partnership has no current or planned commitments for capital expenditures as of December 31, 1996.

Results of Operations

    Year Ended December 31, 1996, Compared to Year Ended December 31, 1995

 The Net Loss in 1996 was $543,000 compared to a Net Loss of $1,412,000 in
1995 -- a 62% decrease. This positive fluctuation was largely the result of increased power sales. Power sales increased 16% this year compared to last year as the result of higher production. Production for the year was 16% greater than last year as the result of the higher wind energy levels during the year -- an average of 16.8% higher than last year and 11.9% higher than aggerate historical average. The Windsystem produced 52,686 megawatt hours in 1996 versus 45,334 megawatt hours in 1995. System availability has remained at a high level -- averaging 95.3% in 1996, which is lower than last year's average availability of 97.2%. Total operating expenses were 3% higher than in 1995. Interest expenses decreased due to lower average principal balances on the Purchase Notes outstanding during 1996. Management and easement expenses increased compared to last year as a result of the power sales increase. Maintenance expense increased 6% from last year due to expanded -11-replacement of yaw, controller, generator, and nacelle parts. There was approximately $15,000 in expense to replace a damaged Turbine, but this was largely reimbursed by the Partnership's insurance provider. Administrative expenses rose 31% due timing of transactions and to increases in annual financial accounting audit and tax preparation costs. Insurance expense decreased 22% due to lower insurance premiums resulting from decreasing wind Turbine values and associated coverage.

 The Partnership's overall financial condition worsened during 1996 primarily due to a continued shortfall in revenues from operations in comparison to the costs and expenses of operations. During 1996, total partners' capital decreased $543,000 from $1,504,000 to $961,000 and Limited Partners' capital decreased $537,000 from $905,000 to $368,000.
This represents a total decrease of $456 per Unit. Based on historical average wind speed and current cost levels, the Partnership expects to continue to suffer net annual operating losses. The Partnership expects that its overall financial condition will continue to worsen for the foreseeable future.

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

 Overall, the Partnership reported a loss of approximately $1,412,000 in 1995, in comparison to a loss of approximately $1,743,000 for 1994. Total expenses for 1995 decreased approximately 2.4%, primarily due to reduced interest expense. Interest expenses decreased due to lower average principal balances on the Purchase Notes outstanding during 1995. On an absolute basis, property tax expense increased $10,000 during 1995; although, net of a tax refund of $18,000 in 1994, property tax expense continued to decrease. Insurance expense remained constant following an 11% increase in 1994 due to inflation in the insurance markets. Management fees and land lease expenses increased due to their direct relationship to sales of electricity. Maintenance expense decreased 4.5% due to reduction of labor costs at the Operating Site.

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

    Year Ended December 31, 1994, Compared to Year Ended December 31, 1993
-12-

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

 The Partnership's overall financial condition worsened during 1994 primarily due to a continued shortfall in revenues from operations in comparison to the costs and expenses of operations. During 1994, total partners' capital decreased $1,743,000 from $4,659,000 to $2,916,000 and Limited Partners' capital decreased $1,725,000 from $4,028,000 to $2,303,000. This represents a total decrease of $1,465 per Unit.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The financial statements of the Partnership, together with the report thereon of Price Waterhouse LLP, filed as a part of this report and listed in response to Part IV, Item 14 hereof, are hereby incorporated by reference.

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
          Name             Age            Position

    Kenneth C. Karas            43        President, Chief Executive
                                          Officer, Chief Financial
                                          Officer, and a Director

    Robert H. Gates             51        Senior Vice President
                                          Business Development
                                          and a Director

    Adam S. Umanoff             37        Senior Vice President,
                                          General Counsel, and
                                          a Director

 Kenneth C. Karas.  Mr. Karas joined Zond as Vice President - Finance in
1983 and became its Executive Vice President in 1985.  Mr. Karas has served as
-14-

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

 Adam S. Umanoff. Mr. Umanoff has served as Zond's Senior Vice President, General Counsel and Secretary sine June 1994. Prior to joining Zond, Mr. Umanoff was a partner with the law firm of Morrison & Foerster from 1990 to 1994 and an associate with the law firm from 1983 to 1990. While at Morrison & Foerster, Mr. Umanoff specialized in corporate and project finance. Mr, Umanoff received a B.S. from Cornell University and a J.D. from Columbia University.

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

Allocations and Distributions to General Partner

 Following its removal as a general partner, PAMC became a Substitute Limited Partner of the Partnership with the same interests in profits and losses as it had while a general partner.

 The Partnership Agreement provides for certain allocations of profits and losses and distributions of cash and property to the General Partner and PAMC. The General Partner and PAMC are entitled to an aggregate of one
-15-
percent of all allocations of Partnership profits and losses for any taxable year or other period beginning before the date on which the Limited Partners have received cumulative cash distributions of at least $10,000,000 (to date, the Limited Partners have received $158,000 and the General Partner and PAMC $2,000), such amounts to be shared equally. For any taxable year thereafter, profits and losses will be allocated 20% to the General Partner and PAMC, to be shared equally.

 The General Partner and PAMC are entitled to receive one percent of all non-liquidating distributions made before April 1995, with respect to any taxable year or other period ending before January 1, 1995, and until such time as the Limited Partners have received cumulative cash distributions of at least $10,000,000, such distributions to be shared equally. On or after April 1, 1995, and after at least $10,000,000 has been distributed to the Limited Partners on a cumulative basis, the General Partner and PAMC will receive 20% of non-liquidating distributions, such distributions to be shared equally.
The Partnership did not distribute any amounts to the General Partner or PAMC during fiscal 1994, 1995, or 1996.

Windsystem Management Fees

 As compensation for its services under the Management Agreement, Zond receives a management fee of two percent of the Partnership's "Gross Operating Proceeds" which are defined as the gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including all proceeds of insurance paid in reimbursement of lost revenues. Zond is also reimbursed for 115% of the maintenance costs, including labor and material costs, that it incurs in the performance of services, including services by third parties, under the Management Agreement. Upon termination of the Agreement in December of 2004, Zond would also receive an incentive fee equal to the balance of the cash reserve maintained in connection with Purchase Notes. At its option, Zond also is entitled to receive 10% interest on any funds advanced to or on behalf of the Partnership. For 1996, the Partnership paid Zond $100,000 for management services under the Management Agreement. In addition, the Partnership paid Zond $978,000 for cost reimbursement for maintenance expenditures.

Operating Site Rentals

 Under the Wind Park Easement Agreement, Mesa charges the Partnership and ZP-II rentals for use of the Operating Site the greater of 5% of the Partnership's Gross Operating Receipts and the Partnership's pro rata share of the payments due the BLM under the Right-of-Way Grant. For 1996, the Partnership's rental fee was $256,000.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain Beneficial Owners

 The Partnership does not know of any person (including a "group" as that
-16-
term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is the beneficial owner of more than five percent (5%) of the Partnership's Units.

Ownership of Management

 ZWMC owns the sole general partnership interest in the Partnership. Neither Zond nor any officer or director of ZWMC or Zond owns any Units.

Changes In Control

 ZWMC executed a conditional resignation of its position as a General
Partner effective upon a material breach of any of its agreements contained in a Letter of Understanding dated March 24, 1988, between ZWMC, Zond, Dean Witter and certain Zond affiliates (the "Letter of Understanding") or if by December 31, 1989, the Partnership is not generating revenues which exceed 1989 adjusted expenses by $762,600, as is more particularly described in the Letter of Understanding. A material breach would include failure by ZWMC to achieve additional specified benchmarks set forth in
Exhibit I to the Letter of Understanding. Although ZWMC originally committed to implement the entire Plan by the end of 1989, and made substantial progress, the lengthy negotiation process with the Windsystem Lender and certain opposition to the Reorganization Plan, the lengthy approval process with the BLM concerning the relocation of the Turbines, and a variety of other factors out of ZWMC's control delayed full implementation of the Plan, and the General Partner believes, therefore, that no material breach of the Letter of Understanding occurred. Furthermore, if a material breach had occurred, ZWMC believes that its resignation as the General Partner would breach the Partnership Agreement.

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

Purchase Note Financing and Term Loan

 The information contained under the captions "Item 1. BUSINESS - MCC Bankruptcy" is incorporated herein by reference.

 The Purchase Notes are currently payable in equal semi-annual installments of principal and interest over 18 years commencing 1984. Pursuant to the Reorganization Plan, the interest rate of the Purchase Notes at the Partnership's option was reduced. At December 31, 1996, approximately $19,691,000 was due to MCC under the Purchase Notes. During 1996, the Partnership made payments of principal and interest totaling $3,533,000. See Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

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

 In connection with the Term Loan, the Partnership agreed with MCC that so long as any amounts are due under the Purchase Notes all insurance proceeds in excess of $50,000 per loss occurrence paid to the Partnership under its systems warranty and property damage insurance policies would be deposited into an account maintained with the Windsystem Lender and its cash reserves would be maintained in an interest-bearing account at a bank acceptable to the Windsystem Lender and it would be prohibited from withdrawing amounts except for specified purposes. In addition, the Partnership agreed with the Windsystem Lender to subordinate any claims it may have against MCC to any amounts owing to the Windsystem Lender under the Term Loan for such time as amounts under the Term Loan remain unpaid.

 The Windsystem Lender, MCC, and the Partnership in 1984 entered into a non-disturbance agreement under which the Windsystem Lender agreed to release its first security interest in the Turbines, the portion of the Power Agreement assigned by Mesa to the Partnership and the other rights of the Partnership subject to such security interest upon the earlier of either payment in full of the Term Loan or the indefeasible receipt by the Windsystem Lender as assignee of MCC of all amounts owed by the Partnership under the Purchase Notes which can be applied indefeasibly to the Term Loan or payments by the Partnership of all amounts due under the Purchase Notes in accordance with their terms. In 1984, the Windsystem Lender agreed that the Partnership does not have any obligation under the Term Loan, and is entitled to quiet enjoyment of the property which is subject to the prior security interest created in favor of the Windsystem Lender, so long as no event of default has occurred and is continuing under the Purchase Notes. Pursuant to the Reorganization Plan, however, the Partnership has granted the Windsystem Lender certain security interests in certain accounts and contracts to secure MCC's obligations in connection with the Term Loan, upon which the Windsystem Lender may foreclose notwithstanding the non-disturbance agreement. See First Amendment to Purchase Note and Security Agreement section 5.3.

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

 The Management Agreement allows the Partnership to remove Zond as the operating agent if Zond fails to adequately maintain and operate the Turbines or if the Partnership in good faith determines that Zond is guilty of negligence, fraud or willful misconduct in the performance of its duties and responsibilities under the Management Agreement. Pursuant to an amendment in connection with the Reorganization Plan, the Management Agreement terminates upon material breach by any of the Zond affiliated parties of the Letter of Understanding. See "Item 12. - Change in Control."

 The description of Zond's compensation under the Management Agreement contained under the caption "Item 11. EXECUTIVE COMPENSATION - Windsystem Management Fees" is incorporated herein by reference.

Windpark Easement Agreement

 The information contained under the caption "Item 2. PROPERTIES" is hereby incorporated by reference.

 Mesa's annual rental payments to the BLM under the Right-of-Way Grant are equal to the greater of either a fixed amount based upon actual acreage under use ($256,000 for 1996) or two percent of gross revenues received from the sale of electricity generated on the Operating Site. Annual rental payments may be increased by the BLM at five-year intervals to reflect any increase in the fair rental value of the Operating Site which may result in higher easement payments by the Partnership to Mesa. See. "Item 11.
- Operating Site Rentals."

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

                               PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a).1     Financial Statements

            Report of Independent Accountants

            Financial Statements

                 Balance Sheets at December 31, 1995, and
                   December 31, 1996

                 Statement of Operations for the years ended
                   December 31, 1994, December 31, 1995, and
                   December 31, 1996

                 Statement of Changes in Partners' Capital
                   for the years ended December 31, 1994,
                   December 31, 1995, and December 31, 1996

                 Statement of Cash Flows for the years ended
                   December 31, 1994, December 31, 1995, and
                   December 31, 1996

                 Notes to Financial Statements

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

   28.2 First Amended Joint Plan of Reorganization for Mesa
        Construction Company II, and Revised Disclosure Statement re me, Case Nos. 187-04616-A and 187-04616-A [filed and maintained under Case No. 187-04616-A], United States
        Bankruptcy Court, Eastern District of California, filed
        September 25, 1989 (Incorporated by reference from Exhibit 28.1 to the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989).

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



  (b)   Reports on Form 8-K

   No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1996

                                                               14(a).1

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                         A CALIFORNIA LIMITED PARTNERSHIP


                        REPORT AND FINANCIAL STATEMENTS


                        DECEMBER 31, 1994, 1995, AND 1996


                        INDEX TO FINANCIAL STATEMENTS



                                                              Page


   Report of Independent Accountants                           F-1

   Financial Statements

        Balance Sheets at December 31, 1995
          and December 31, 1996                                F-2

        Statement of Operations for the years ended
          December 31, 1994, December 31, 1995, and
          December 31, 1996                                    F-3

        Statement of Changes in Partners' Capital for
          the years ended December 31, 1994, December
          31, 1995, and December 31, 1996                      F-4

        Statement of Cash Flows for the years ended
          December 31, 1994, December 31, 1995, and
          December 31, 1996                                    F-5

        Notes to Financial Statements                          F-6

                   REPORT OF INDEPENDENT ACCOUNTANTS

Fedruary 28, 1997

To the Partners of
Zond-PanAero Windsystem Partners I
(A California Limited Partnership)

In our opinion, the financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 24 present fairly, in all material respects, the financial position of Zond-PanAero Windsystem Partners I (the "Partnership"), a California Limited Partnership, at December 31, 1995 and 1996, and the results of its operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As further described in the notes to the financial statements, the Partnership has extensive transactions and relationships with affiliates. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.





/S/PRICE WATERHOUSE LLP

                       ZOND-PANAERO WINDSYSTEM PARTNERS I
                      (A California Limited Partnership)

                                BALANCE SHEET

                                                       December 31,
                                                  1995             1996
                  ASSETS

Current assets:
 Cash and cash equivalents                  $    213,000     $    142,000
 Accounts receivable                             307,000          682,000
 Prepaid insurance & other current assets        128,000           99,000

        Total current assets                     648,000          923,000

Noncurrent assets: (Notes 2 and 3)
 Building                                         98,000           98,000
 Wind turbines                                49,561,000       49,561,000
 Less - accumulated depreciation             (27,246,000)     (29,743,000)

         Total Noncurrent assets              22,413,000       19,916,000

  Total assets                              $ 23,061,000     $ 20,839,000

    LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable and accrued expenses      $    109,000     $    103,000
 Amounts payable to related parties (Note 4)      79,000           84,000
 Current portion of
   notes payable to related party (Note 3)     1,643,000        1,864,000
 Accrued interest payable
     to related party (Note 3)                 4,048,000        4,013,000

        Total current liabilities              5,879,000        6,064,000

Notes payable to related party,
 less current portion (Note 3)                15,678,000       13,814,000

Commitments and contingencies
 (Notes 3, 4 and 5)

Partners' capital: (Note 1)
  General partner                                  9,000            6,000
   Limited partners                              905,000          368,000
  Substituted limited partner                      9,000            6,000
  Contributed capital                            581,000          581,000

        Total partners' capital                1,504,000          961,000

  Total liabilities and partners' capital   $ 23,061,000     $ 20,839,000

                  See accompanying notes to financial statements.

                    ZOND-PANAERO WINDSYSTEM PARTNERS I
                    (A California Limited Partnership)

                         STATEMENT OF OPERATIONS


                                        For the Years Ended December 31,
                                       1994           1995           1996
Revenues:
  Sales of electricity           $  4,464,000   $  4,624,000   $  5,372,000
  Other income                         25,000         45,000         47,000

     Total revenue                  4,489,000      4,669,000      5,419,000

Cost and expenses:
  Depreciation                      2,497,000      2,497,000      2,497,000
  Interest expense (Note 3)         2,166,000      2,020,000      1,855,000
  Property taxes, including net
    refund of $18,000 in 1994          26,000         36,000         40,000
  Management fees and land lease      308,000        337,000        356,000
  Maintenance and
     other operating costs          1,031,000        985,000      1,054,000
  Insurance expense                   204,000        206,000        160,000

      Total costs and expenses      6,232,000      6,081,000      5,962,000

Net loss                         ($ 1,743,000)  ($ 1,412,000)  ($   543,000)

Net loss per limited
 partnership unit                ($     1,465)  ($     1,187)  ($       456)

Number of limited
partnership units outstanding           1,190          1,190          1,190


                  See accompanying notes to financial statements.

                   ZOND-PANAERO WINDSYSTEM PARTNERS I
                    (A California Limited Partnership)

                STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                          (Dollars in thousands)

                                                          Substit.  Contrib.
                                       General Limited    Limited   Capital
                              Total    Partner Partners   Partner   (Note 6)
Profit and loss allocation
 percentage (Note 1)           100%       .5%       99%      .5%
Capital contributions, net
 of private placement costs
 and cash distributions       $27,000  $ 273   $26,146              $ 581
Conversion to
Substituted Limited
Partner (Note 1)                         (83)              $ 83

Loss for the period from
 June 29, 1984(inception)
 through December 31, 1993    (22,341)  (165)  (22,118)     (58)

Balance at December 31, 1993    4,659     25     4,028       25       581

Net loss                       (1,743)    (9)   (1,725)      (9)

Balance at December 31, 1994    2,916     16     2,303       16       581

Net loss                       (1,412)    (7)   (1,398)      (7)

Balance at December 31, 1995    1,504      9       905        9       581

Net loss                         (543)    (3)     (537)      (3)

Balance at December 31, 1996  $   961   $  6   $   368    $   6     $ 581

                 See accompanying notes to financial statements.

                     ZOND-PANAERO WINDSYSTEM PARTNERS I
                     (A California Limited Partnership)

                          STATEMENT OF CASH FLOWS
                              (In thousands)
                                 (Note 2)

                                                Years Ended December 31,
                                                1994       1995      1996

                                                         <C<
Cash flows from operating activities:
  Net loss                                    ($1,743)   ($1,412)  ($  543)
  Adjustments to reconcile net loss to net
   cash provided by operating activities -
    Depreciation                                2,497      2,497     2,497
  Changes in assets and liabilities -
    Accounts receivable                          (104)       187      (375)
    Prepaid insurance and
     other current assets                         (8)         30        29
    Accounts payable and accrued expenses         23         (16)       (6)
    Amounts payable to related parties           (42)         (5)        5
    Accrued interest payable
     to related party                            465         344       (35)

      Net cash provided
        by operating activities                 1,088      1,625     1,572

Cash flows used in financing activities:
  Principal payments on
  notes payable to related party               (1,277)    (1,449)   (1,643)

Net (decrease) increase in cash                  (189)       176       (71)

Cash and cash equivalents at
   beginning of year                              226         37       213

Cash and cash equivalents at end of year      $    37    $   213   $   142

Supplemental disclosure of
  cash flow information:
  Cash paid during the year for interest      $ 1,701    $ 1,676   $ 1,890

                  See accompanying notes to financial statements.

                      ZOND-PANAERO WINDSYSTEM PARTNERS I
                      (A California Limited Partnership)


                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE PARTNERSHIP:

Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership"), was formed on June 29, 1984 to purchase and operate a system of 300 Vestas V-15 wind turbine electric generators (the "Turbines"). The Turbines, together with certain infrastructural facilities which are owned by Mesa Wind Developers ("Mesa"), a joint venture between Zond Systems, Inc. ("Zond") and an affiliate of PanAero Corporation ("PanAero"), form an integrated electric power generating facility (the "Windsystem") with a rated capacity of 19.5 megawatts in the San Gorgonio Pass near Palm Springs, California. The general partner of the Partnership is Zond Windsystems Management Corporation ("ZWMC")(the "General Partner"), a wholly-owned subsidiary of Zond. PanAero Management Corporation ("PAMC"), a wholly-owned subsidiary of PanAero, formerly served as a general partner of the Partnership. In June 1988, ZWMC solicited a vote by proxy of the Limited Partners to remove PAMC as a general partner; pursuant to that vote, PAMC was converted to a Limited Partner (the "Substituted Limited Partner"). Zond is a developer and operator of commercial wind-powered electric generating facilities and PanAero is a wind resources development company. On January 3, 1997 Zond's parent, Zond Corporation, became a wholly-owned subsidiary of Enron Renewable Energy Corporation, which is majority owned by Enron.

The Windsystem, which became operational in November 1984, was constructed by Mesa Construction Company ("MCC"), a joint venture between an indirect wholly-owned subsidiary of Zond and an affiliate of PanAero. Mesa has title to the Windsystem's infrastructural facilities including the power substation.

The accompanying financial statements include substantial transactions with related parties. These transaction are further described in Notes 3 and 4.

A summary of the major operating agreements entered into by the Partnership, directly or indirectly, is set forth below:

(1) The Partnership sells the electricity produced by the Turbines to Southern California Edison Company ("SCE"), a wholly-owned subsidiary of Edison International, pursuant to a power purchase and sales agreement (the "Power Agreement") which has a minimum term of twenty years and which may be cancelled by either SCE or the Partnership after the year 2004. SCE purchases electricity produced
by the Turbines at a price   equal to the greater of 89% of SCE's
Cost of Energy (as defined in the Power Agreement) or a fixed minimum price of $.102 per kilowatt hour ("kWh"), with the limitation that when 89% of SCE's Cost of Energy exceeds $.20 kWh, the price per kilowatt paid by SCE will be limited to $.20 per kWh plus 70% of the difference between 89% of SCE's Cost of Energy and $.20 per kWh.

(2) The Partnership has contracted with Zond for the operation and maintenance of the Turbines and the performance of certain ancillary management services, such as collection of revenues from SCE and administration and payment of all Partnership expenses.

(3) The land on which the Windsystem is located ("Operating Site") is owned by the United States Bureau of Land Management ("BLM"). The
BLM issued a right-of-way Grant to the Operating Site to PanAero, which was subsequently assigned to Mesa. Mesa granted the Partnership nonexclusive easement rights to the Operating Site and the Infrastructural Facilities through January 26, 2003. The grant may be extended for an additional ten years at the option of the Partnership.

Mesa is required to pay the BLM annual rental payments for the Operating Site equal to the greater of a fixed fee of $154,000 based on acreage utilized or 2% of gross revenues from the sale of electricity. Annual rental payments may be increased by the BLM to reflect an increase in the fair rental value of the land covered by the Right-of-Way Grant.

The Partnership is obligated to reimburse Mesa for the greater of 5% of Gross Operating Proceeds and the Partnership's pro rata share, estimated to be 65%, of these are related expenses or 5% of gross operating cash receipts; the Partnership incurred $221,000, $241,000 and $256,000 in fiscal years 1994, 1995 and 1996, respectively, pursuant to this provision.

The Partnership's significant distributions and allocations are as follows:

(1)Cash may be distributed to the Partners to the extent not needed to make both semiannual payments on notes payable and to maintain a reserve equal to twelve months anticipated partnership costs and expenses. Cash distributions are to be made to the Limited Partners, Substituted Limited Partner and General Partner in proportions of 99%, .5% and .5%, respectively, through the date on which the aggregate amount of cash distributions to Limited Partners is $10,000,000. After such date, cash will be distributed in proportions of 75%, 10%, 10% and 5%, respectively, to the Limited Partners, Substituted Limited Partner, General Partner and the placement agent for the Partnership's private placement of limited partnership units in 1984 (the "Special Limited Partners").

(2)Profits and losses are allocated to the Limited Partners, Substituted Limited Partner and General Partner in proportions of 99%, .5% and .5%, respectively, through the date on which the aggregate amount of cash distributions to Limited Partners is $10,000,000. After such date, profits and losses will be allocated in proportions of 75%, 10%, 10% and 5% to the Limited Partners, Substituted Limited Partner, General Partner and Special Limited Partner, respectively.

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

Cash Equivalents

Cash equivalents are considered to be all highly liquid debt investments purchased with an original maturity of three months or less.

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

Electricity Sales

Power generated by the Windsystem is recognized as income upon delivery of power to SCE at prices as defined in the Power Agreement.

NOTE 3 - PURCHASE NOTES PAYABLE:

The Partnership paid MCC a total of $48,930,000 for the purchase, construction and installation of the Turbines, comprising $22,430,000 in cash and $26,500,000 in the form of eighteen-year, 13% notes payable in equal semiannual installments of principal and interest totaling $1,921,500 (the "Purchase Notes"). Under an agreement reached in April 1989, MCC reduced the interest rate on the Purchase Notes to 11% effective January 1990. The Partnership has secured payment of the Purchase Notes by granting MCC security interests in all of the personal property or fixtures owned by the Partnership, including the Windsystem.

The aggregate scheduled maturities of the Purchase Notes and related interest payments are as follows (in 000's):

                        -------- Notes -------------
                        Principal  Interest    Total

       1997              $ 1,864   $ 5,627   $ 7,491
       1998                2,114     1,463     3,577
       1999                2,398     1,223     3,621
       2000                2,719       951     3,670
       2001                3,085       642     3,727
       Thereafter          3,498       292     3,790

          Total          $15,678   $10,198   $25,876
F-9

The Partnership's cash flows have been insufficient to pay all scheduled interest associated with the Purchase Notes. Consequently, at December 31, 1996, the Partnership was in arrears with respect to interest payments totaling $3,953,000 ($3,981,000 at December 31, 1995). Interest arrearage is not an event of default under the Purchase Notes unless MCC should decide that its ability to meet its obligations would be materially and adversely affected by such arrearage and gives written notice of such failure to pay. Management believes that all amounts due under the Purchase Notes will not be paid by the scheduled maturity date of 2002.

The Purchase Notes contained a number of covenants. Such covenants relate principally to Windsystem availability and provision of financial information.

NOTE 4 - AMOUNT PAYABLE TO RELATED PARTIES:

The following amounts were payable to related parties:

                                              December 31,
                                           1995          1996

 Mesa                                  $  85,000     $  94,000
 Other                                    (6,000)      (10,000)

     Total                             $  79,000     $  84,000

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

(2) Since July 1988, the Partnership has contracted with Zond to operate and maintain the Turbines and to perform certain management services. Under the provisions of this contract, the Partnership pays a management fee of 2% of gross operating cash receipts. The Partnership incurred maintenance and management fees of $1,080,000, $1,024,000 and $1,078,000 in 1994, 1995 and 1996, respectively, pursuant to this agreement.

NOTE 5 - LITIGATION:

The Partnership and certain affiliated entities, including Zond and ZWMC, were named defendants in a suit brought by PanAero. The suit alleges, among other things, certain overcharges to the Partnership pursuant to the contract with Zond to operate and maintain the Turbines. Although the case remains in the discovery stage of litigation, the Partnership believes that the outcome will not have a material adverse effect on the Partnership's results of operations or financial position.

NOTE 6 - RECONCILIATION OF GAAP BASIS
AND TAX BASIS FINANCIAL STATEMENTS:

Listed below are reconciliations between the Partnership's tax basis financial statements and the financial statements included herein for results of operations, partners' capital balances and total assets:

                                            Years Ended December 31,
                                        1994           1995            1996
Tax basis income                 $    628,000    $  1,086,000    $  1,963,000
Tax depreciation less
  than GAAP depreciation           (2,370,000)     (2,494,000)     (2,494,000)
Other                                  (1,000)         (4,000)        (12,000)

GAAP basis loss                  ($ 1,743,000)   ($ 1,412,000)   ($   543,000)

Tax basis partners'
  capital (deficit)              ($15,724,000)   ($14,638,000)   ($12,675,000)
Cumulative tax basis losses
  in excess of cumulative
  GAAP basis losses                18,059,000      15,561,000      13,055,000

GAAP basis contributed capital        581,000         581,000         581,000

GAAP basis partners' capital     $  2,916,000    $  1,504,000    $    961,000


Tax basis total assets                           $  6,892,000    $  7,164,000
Cumulative tax depreciation
  in excess of GAAP depreciation                   16,169,000      13,675,000

GAAP basis total assets                          $ 23,061,000    $ 20,839,000

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

                                       ZOND-PANAERO WINDSYSTEM PARTNERS I
                                       A CALIFORNIA LIMITED PARTNERSHIP

                                       By:  Zond Windsystems Management
                                            Corporation, General Partner



Date:  March 26, 1997           By: /S/ KENNETH C. KARAS
                                    Kenneth C. Karas, Chief Executive Officer
                                   and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                       Title                         Date


 /S/ KENNETH C. KARAS             Director of ZWMC           March 26, 1997
   Kenneth C. Karas



 /S/ ROBERT H. GATES              Director of ZWMC           March 26, 1997
   Robert H. Gates



 /S/ ADAM S. UMANOFF               Director of ZWMC           March 26, 1997
   Adam S. Umanoff