Form 10-Q
period 1997-06-30
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 1997-08-18
CIK 767404

FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

   [ X ] Quarterly Report Under Section 13 or 15(d) of the
             Securities Exchange Act of 1934

     For the quarterly period ended: June 30, 1997

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

                   YES  X     NO

PART I -- FINANCIAL INFORMATION


Item 1.

Balance Sheets at June 30, 1997 and December 31, 1996.

Statement of Operations for the
  Three Months Ended June 30, 1997, and
   June 30, 1996.

Statement of Operations for the
  Six Months Ended June 30, 1997, and
   June 30, 1996.

Statement of Changes in Partners' Capital
  Accounts at June 30, 1997, and December 31, 1996.

Statement of Cash Flows for the Six Months
  Ended June 30, 1997, and June 30, 1996.

Notes to Interim Financial Statements.

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)
BALANCE SHEET
(Amounts in thousands)
                                       December 31,    June 30,
                                          1996           1997
                                        (Audited)     (Unaudited)
ASSETS
Current assets:
  Cash                                   $      142   $       39
  Accounts receivable                           682        1,209
  Other current assets                           99           65
                                         -----------  -----------
   Total current assets                         923        1,313
                                         -----------  -----------
Noncurrent assets:
  Building                                       98           98
  Wind turbines                              49,561       49,561
  Less - Accumulated depreciation           (29,743)     (30,991)
                                         -----------  -----------
   Total noncurrent assets                   19,916       18,668
                                         -----------  -----------
Total assets                             $   20,839   $   19,981
                                         ===========  ===========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current portion of
    notes payable to related party       $    1,864   $    1,985
  Accounts payable                              103           18
  Interest payable to related party           4,013        4,266
  Amounts payable to related parties             84            3
                                         -----------  -----------
   Total current liabilities                  6,064        6,272
                                         -----------  -----------
  Notes payable to related party, less
    current portion                          13,814       12,790
                                         -----------  -----------
Partners' capital:
  Limited partners                              368          326
  General partner                                 6            6
  Substituted limited partner                     6            6
  Special limited partner                        --           --
  Contributed capital                           581          581
                                         -----------  -----------
   Total partners' capital                      961          919
                                         -----------  -----------
Total liabilities and partners' capital  $   20,839   $   19,981
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF OPERATIONS
(Amounts in thousands except limited partnership units)
                                      For the Three Months Ended
                                                June 30,
                                            1996         1997
Revenues:
  Sales of electricity                   $    2,003   $    1,713
  Other income                                   10           10
                                         -----------  -----------
                                              2,013        1,723
                                         -----------  -----------
Costs and Expenses:
  Depreciation                                  624          624
  Interest expense                              474          428
  Property taxes                                  9            6
  Management fees and land lease                104           76
  Maintenance and other operating costs         268          250
  Insurance expense                              43           33
                                         -----------  -----------
                                              1,522        1,417
                                         -----------  -----------
Net income                               $      491   $      306
                                         ===========  ===========

Net income per limited
   partnership unit                      $    0.413   $    0.257
                                         ===========  ===========
Number of limited partnership
   units outstanding                          1,190        1,190
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF OPERATIONS
(Amounts in thousands except limited partnership units)
                                       For the Six Months Ended
                                                June 30,
                                            1996         1997
Revenues:
  Sales of electricity                   $    3,275   $    2,739
  Other income                                   17           15
                                         -----------  -----------
                                              3,292        2,754
                                         -----------  -----------
Costs and Expenses:
  Depreciation                                1,248        1,248
  Interest expense                              950          859
  Property taxes                                 17           12
  Management fees and land lease                154          153
  Maintenance and other operating costs         526          459
  Insurance expense                              85           65
                                         -----------  -----------
                                              2,980        2,796
                                         -----------  -----------
Net income                               $      312   $      (42)
                                         ===========  ===========

Net income per limited
   partnership unit                      $    0.262   $   (0.035)
                                         ===========  ===========
Number of limited partnership
   units outstanding                          1,190        1,190
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Amounts in thousands)
                                                          Substit.
                                       General Limited    Limited   Contrib.
                              Total    Partner Partners   Partner   Capital
Profit and loss allocation
 percentage                    100%       .5%       99%      .5%
Capital contributions, net
 of private placement costs
 and cash distributions       $27,000  $ 273   $26,146              $ 581
Conversion to
Substituted Limited
Partner                                  (83)              $ 83

Loss for the period from
 June 29, 1984(inception)
 through December 31, 1994    (24,084)  (174)  (23,843)     (67)

Balance at December 31, 1994    2,916     16     2,303       16       581

Net loss                       (1,412)    (7)   (1,398)      (7)

Balance at December 31, 1995    1,504      9       905        9       581

Net loss                         (543)    (3)     (537)      (3)

Balance at December 31, 1996      961      6       368        6       581

Net loss                          (42)     --      (42)       --

Balance at June 30, 1997       $  919    $ 6   $    326   $   6     $ 581

                 See accompanying notes to financial statements.

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH

(Amounts in thousands)
                                      For the Six Months Ended
                                                 June 30,
                                            1996         1997
Cash flows from operating activities:
  Net income (loss)                      $      312   $     (42)

  Adjustments to reconcile net income (loss) to cash
   provided by (used in) operating activities -
     Depreciation                             1,248       1,248
  Changes in assets and liabilities -
     Accounts receivable                     (1,170)       (527)
     Other current assets                        53          34
     Accounts payable and accrued expenses      (79)        (85)
     Amounts payable to related party           (62)        (81)
     Interest payable to related party          313         253
                                         -----------   ---------
        Net cash provided (used)                615         800

Cash flows from financing activities:
  Principal payments to related party          (796)       (903)
                                         -----------   ---------
   Net increase in cash and cash equivalents   (181)       (103)

Cash & cash equivalents beginning of period     213         142
                                         -----------   ---------
Cash and cash equivalents end of period  $       32    $     39
                                         ===========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest $      637    $    606
                                         ===========   =========

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

    Taxable income year to date                 $    1,185,000

    Less: Depreciation less for tax than GAAP       (1,247,000)

    Other, net                                          20,000
                                                ---------------
       GAAP basis income(loss)                  $      (42,000)
                                                ===============

    Tax basis partners' capital
    at June 30, 1997                           $  (11,490,000)

    Plus:
    GAAP basis loss less than taxable loss net,
        June 24, 1984 (inception)
        through December 31, 1996                   13,636,000

    GAAP basis loss versus taxable income
     January 1, 1997 through June 30, 1997         (1,227,000)
                                                ---------------
     GAAP basis partners' capital               $      919,000
                                                ===============

3. Reconciliation of GAAP Basis and Tax Basis Financial
Statements:

    Tax basis total assets                      $     7,552,000

    Cumulative tax depreciation in excess of
     GAAP depreciation                               12,429,000
                                                ---------------
    GAAP basis total assets
      at June 30, 1997                          $    19,981,000
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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

    Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership") was formed in 1984 to purchase, own, and operate a wind-driven electric power generating facility located near Palm Springs, California (the "Windsystem"). The Partnership's payment for the purchase, construction, and installation of the Windsystem was comprised of $22,430,000 in cash and $26,500,000 in the form of eighteen-year notes payable (the "Purchase Notes"). The electricity generated by the Windsystem is sold to Southern California Edison Company. The general partner of the Partnership is Zond Windsystems Management Corporation, a wholly-owned subsidiary of Zond Systems, Inc. ("Zond").

Liquidity and Capital Resources

    The Partnership continues to experience a lack of liquidity primarily due to a continued short-fall in revenues from operations in comparison to the costs and expenses of operations. Accordingly, interest payments on the Purchase Notes were in arrears at June 30, 1997 in the aggregate amount of $4,209,000. The Partnership expects that it will continue to experience poor liquidity and to defer certain payments on the Purchase Notes. See "Results of Operations."

Results of Operations

Three Months Ended June 30, 1997, Compared to Three
Months Ended June 30, 1996.

    Revenues from power sales in the three months ended June 30, 1997 were 14% lower than for the corresponding 1996 period. As reported by Southern California Edison Company, the Windsystem produced 16,928 megawatt hours in the three months ended June 30, 1997, in comparison to production of 19,715 megawatt hours in the corresponding 1996 period, representing a decrease in production of approximately 14%.

    The Partnership received approximately $10,000 in "other income" from interest earned on cash balances in the three months ended June 30, 1997, and approximately $10,000 in the corresponding 1996 period.

    Total expenses for the three months ended June 30, 1997 were approximately 6.9% lower than the corresponding 1996 period. Interest expense decreased due to lower average principal balances on the Purchase
Notes outstanding. Management fees and land lease expenses, which are based on gross proceeds from power sales, decreased 27%. Maintenance and other operating costs decreased 7%, substantially due to decreased parts replacements. Accounting fees were less due to the reversal of excess amounts accrued during 1996.
Insurance expense decreased 23% due to lower property values and improved market conditions.

    Overall, the Partnership reported income of $306,000 for the three months ended June 30, 1997, in comparison to income of $491,000 for the corresponding
1996 period.

    The Partnership's financial condition improved during the three months ended June 30, 1997. The change in overall financial condition is primarily due to the income earned during the quarter. During the three months ended June 30, 1997, total partners' capital increased $306,000 from $613,000 at March 31, 1997, to $919,000. Limited Partners' capital increased
$302,000 from $24,000 at March 31, 1997, to $326,000.
This represents a total increase of approximately $257 per unit of partnership. Although the Partnership's financial condition improved during this interim period, based on historical average wind energy and current cost levels, the Partnership expects to continue to suffer net annual operating losses and expects that its overall financial condition will worsen annually for the foreseeable future.

Six Months Ended June 30, 1997, Compared to Six
Months Ended June 30, 1996.

    Revenues from power sales in the six months ended
June 30, 1997 were 16% lower than for the corresponding
1996 period.  As reported by Southern California Edison
Company, the Windsystem produced 26,856 megawatt hours in the six months ended June 30, 1997, in comparison to production of 32,122 megawatt hours in the corresponding 1996 period, representing a decrease in production of approximately 16%.

    The Partnership received approximately $15,000 in "other income" from interest earned on cash balances in the six months ended June 30, 1997, and approximately
$17,000 in the corresponding 1996 period.

    Total expenses for the six months ended June 30, 1997 were approximately 6.2% lower than the corresponding 1996 period. Interest expense decreased due to lower average principal balances on the Purchase
Notes outstanding. Management fees and land lease expenses, which are based on gross proceeds from power sales, were relatively unchanged. Maintenance and other operating costs decreased 13%, substantially due to decreased parts replacements. Accounting fees were less due to the reversal of excess amounts accrued during 1996. Insurance expense decreased 23% due to lower property values and improved market conditions.

    Overall, the Partnership reported a loss of $42,000 for the six months ended June 30, 1997, in comparison to income of $312,000 for the corresponding 1996 period.

    The Partnership's financial condition worsened during the six months ended June 30, 1997. The change in overall financial condition is primarily due to the net loss during the quarter. During the six months ended June 30, 1997, total partners' capital decreased
$42,000 from $961,000 at December 31, 1996, to
$919,000. Limited Partners' capital decreased $42,000 from $368,000 at December 31, 1996, to $326,000. This represents a total decrease of approximately $35 per unit of partnership. Based on historical average wind energy and current cost levels, the Partnership expects to continue to suffer net annual operating losses and that its overall financial condition will worsen annually for the foreseeable future.


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


Date: August 15, 1997      By:/S/ KENNETH C. KARAS


                           Kenneth C. Karas
                           President and
                           Chief Financial Officer

Date: August 15, 1997      By:/S/ D. MICHAEL WESTBELD


                           D. Michael Westbeld
                           Vice President-Controller