Form 10-Q
period 1997-09-30
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 1997-11-17
CIK 767404

FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

   [ X ] Quarterly Report Under Section 13 or 15(d) of the
             Securities Exchange Act of 1934

     For the quarterly period ended: September 30, 1997

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

                   YES  X     NO

PART I -- FINANCIAL INFORMATION


Item 1.

Balance Sheets at September 30, 1997 and December 31, 1996.

Statement of Operations for the
  Three Months Ended September 30, 1997, and
   September 30, 1996.

Statement of Operations for the
  Nine Months Ended September 30, 1997, and
   September 30, 1996.

Statement of Changes in Partners' Capital
  Accounts at September 30, 1997, and December 31, 1996.

Statement of Cash Flows for the Nine Months
  Ended September 30, 1997, and September 30, 1996.

Notes to Interim Financial Statements.

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)
BALANCE SHEET
(Amounts in thousands)
                                      December 31,  September 30,
                                          1996           1997
                                        (Audited)     (Unaudited)
ASSETS
Current assets:
  Cash                                   $      142   $    1,446
  Accounts receivable                           682          529
  Other current assets                           99           10
                                         -----------  -----------
   Total current assets                         923        1,985
                                         -----------  -----------
Noncurrent assets:
  Building                                       98           98
  Wind turbines                              49,561       49,561
  Less - Accumulated depreciation           (29,743)     (31,615)
                                         -----------  -----------
   Total noncurrent assets                   19,916       18,044
                                         -----------  -----------
Total assets                             $   20,839   $   20,029
                                         ===========  ===========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current portion of
    notes payable to related party       $    1,864   $    1,985
  Accounts payable                              103           35
  Interest payable to related party           4,013        4,673
  Amounts payable to related parties             84            -
                                         -----------  -----------
   Total current liabilities                  6,064        6,693
                                         -----------  -----------
  Notes payable to related party, less
    current portion                          13,814       12,790
                                         -----------  -----------
Partners' capital:
  Limited partners                              368          (43)
  General partner                                 6            4
  Substituted limited partner                     6            4
  Special limited partner                        --           --
  Contributed capital                           581          581
                                         -----------  -----------
   Total partners' capital                      961          546
                                         -----------  -----------
Total liabilities and partners' capital  $   20,839   $   20,029
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF OPERATIONS
(Amounts in thousands except limited partnership units)
                                      For the Three Months Ended
                                                September 30,
                                            1996         1997
Revenues:
  Sales of electricity                   $    1,110   $    1,043
  Other income                                   13           11
                                         -----------  -----------
                                              1,123        1,054
                                         -----------  -----------
Costs and Expenses:
  Depreciation                                  625          625
  Interest expense                              454          406
  Property taxes                                  8            4
  Management fees and land lease                132          114
  Maintenance and other operating costs         284          246
  Insurance expense                              37           32
                                         -----------  -----------
                                              1,540        1,427
                                         -----------  -----------
Net income                               $     (417)  $     (373)
                                         ===========  ===========

Net income per limited
   partnership unit                      $   (0.350)  $   (0.313)
                                         ===========  ===========
Number of limited partnership
   units outstanding                          1,190        1,190
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF OPERATIONS
(Amounts in thousands except limited partnership units)
                                       For the Nine Months Ended
                                                September 30,
                                            1996         1997
Revenues:
  Sales of electricity                   $    4,385   $    3,782
  Other income                                   30           26
                                         -----------  -----------
                                              4,415        3,808
                                         -----------  -----------
Costs and Expenses:
  Depreciation                                1,873        1,873
  Interest expense                            1,404        1,265
  Property taxes                                 25           16
  Management fees and land lease                286          267
  Maintenance and other operating costs         810          705
  Insurance expense                             122           97
                                         -----------  -----------
                                              4,520        4,223
                                         -----------  -----------
Net income                               $     (105)  $     (415)
                                         ===========  ===========

Net income per limited
   partnership unit                      $   (0.088)  $   (0.349)
                                         ===========  ===========
Number of limited partnership
   units outstanding                          1,190        1,190
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Amounts in thousands)
                                                          Substit.
                                       General Limited    Limited   Contrib.
                              Total    Partner Partners   Partner   Capital
Profit and loss allocation
 percentage                    100%       .5%       99%      .5%
Capital contributions, net
 of private placement costs
 and cash distributions       $27,000  $ 273   $26,146              $ 581
Conversion to
Substituted Limited
Partner                                  (83)              $ 83

Loss for the period from
 June 29, 1984(inception)
 through December 31, 1994    (24,084)  (174)  (23,843)     (67)

Balance at December 31, 1994    2,916     16     2,303       16       581

Net loss                       (1,412)    (7)   (1,398)      (7)

Balance at December 31, 1995    1,504      9       905        9       581

Net loss                         (543)    (3)     (537)      (3)

Balance at December 31, 1996      961      6       368        6       581

Net loss                         (415)    (2)     (411)      (2)       --

Balance at September 30, 1997  $  546   $  4    $  (43)   $   4     $ 581

                 See accompanying notes to financial statements.

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH

(Amounts in thousands)
                                      For the Nine Months Ended
                                                 September 30,
                                 1996         1997
Cash flows from operating activities:
  Net income (loss)                      $     (105)  $   (415)

  Adjustments to reconcile net income (loss) to cash
   provided by (used in) operating activities -
     Depreciation                             1,873       1,873
  Changes in assets and liabilities -
     Accounts receivable                       (354)        153
     Other current assets                        (9)         89
     Accounts payable and accrued expenses       26         (69)
     Amounts payable to related party           (54)        (84)
     Interest payable to related party          767         660
                                         -----------   ---------
        Net cash provided (used)              2,144       2,207

Cash flows from financing activities:
  Principal payments to related party          (796)       (903)
                                         -----------   ---------
   Net increase in cash and cash equivalents  1,348       1,304

Cash & cash equivalents beginning of period     213         142
                                         -----------   ---------
Cash and cash equivalents end of period  $    1,561   $   1,446
                                         ===========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest $      637    $    606
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

    Taxable income year to date                 $    1,439,000

    Less: Depreciation less for tax than GAAP       (1,870,000)

    Other, net                                          16,000
                                                ---------------
       GAAP basis income(loss)                  $     (415,000)
                                                ===============

    Tax basis partners' capital
    at September 30, 1997                       $  (11,236,000)

    Plus:
    GAAP basis loss less than taxable loss net,
        June 24, 1984 (inception)
        through December 31, 1996                   13,636,000

    GAAP basis loss versus taxable income
     January 1, 1997 through September 30, 1997     (1,854,000)
                                                ---------------
     GAAP basis partners' capital               $      546,000
                                                ===============

3. Reconciliation of GAAP Basis and Tax Basis Financial
   Statements:

    Tax basis total assets                      $     8,222,000

    Cumulative tax depreciation in excess of
     GAAP depreciation                               11,807,000
                                                ---------------
    GAAP basis total assets
      at September 30, 1997                     $    20,029,000
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

Liquidity and Capital Resources

    The Partnership continues to experience a lack of liquidity primarily due to a continued short-fall in revenues from operations in comparison to the costs and expenses of operations. Accordingly, interest payments on the Purchase Notes were in arrears at September 30, 1997 in the aggregate amount of $4,209,000. The Partnership expects that it will continue to experience poor liquidity and to defer certain payments on the Purchase Notes. See "Results of Operations."

Results of Operations

Three Months Ended September 30, 1997, Compared to Three
Months Ended September 30, 1996.

    Revenues from power sales in the three months ended September 30, 1997 were 6% lower than for the corresponding 1996 period. As reported by Southern California Edison Company, the Windsystem produced 10,206 megawatt hours in the three months ended September 30, 1997, in comparison to production of 10,885 megawatt hours in the corresponding 1996 period, representing a decrease in production of approximately 6%.

    The Partnership received approximately $11,000 in "other income" from interest earned on cash balances in the three months ended September 30, 1997, and approximately $13,000 in the corresponding 1996 period.

    Total expenses for the three months ended September 30, 1997 were approximately 7.3% lower than the corresponding 1996 period. Interest expense decreased due to lower average principal balances on the Purchase Notes outstanding. Management fees and land lease expenses, which are based on gross proceeds from power sales, decreased 13.6%. Maintenance and other operating costs decreased 13%, substantially due to decreased yaw parts replacement, along with the associated reduction in labor costs and outside services expenses. Insurance expense decreased 14% due to lower property values and improved market conditions.

    Overall, the Partnership reported a loss of $373,000 for the three months ended September 30, 1997, in comparison to a loss of $417,000 for the corresponding 1996 period.

    The Partnership's financial condition worsened during the three months ended September 30, 1997. The change in overall financial condition is primarily due to the three month loss. During the three months ended September 30, 1997, total partners' capital decreased $373,000 from $919,000 at June 30, 1997, to $546,000. Limited Partners' capital decreased $369,000 from $326,000 at June 30, 1997, to ($43,000). This represents a total decrease of approximately $313 per unit of partnership. Based on historical average wind energy and current cost levels, the Partnership expects to continue to suffer net annual operating
losses and   expects that its overall financial condition will
worsen annually for the foreseeable future.

Nine Months Ended September 30, 1997, Compared to Nine
Months Ended September 30, 1996.

    Revenues from power sales in the nine months ended September 30, 1997 were 14% lower than for the corresponding 1996 period. As reported by Southern California Edison Company, the Windsystem produced 37,062 megawatt hours in the nine months ended September 30, 1997, in comparison to production of 43,007 megawatt hours in the corresponding 1996 period, representing a decrease in production of approximately 14%.

    The Partnership received approximately $26,000 in "other income" from interest earned on cash balances in the nine months ended September 30, 1997, and approximately $30,000 in the corresponding 1996 period.

    Total expenses for the nine months ended September 30, 1997 were approximately 6.6% lower than the corresponding 1996 period. Interest expense decreased due to lower average principal balances on the Purchase Notes outstanding. Management fees and land lease expenses, which are based on gross proceeds from power sales, decreased 6.6%. Maintenance and other operating costs decreased 13%, substantially due to decreased yaw and nacelle parts replacement, along with the associated reduction in labor costs and outside services expenses. Accounting fees were less due to the reversal of excess amounts accrued during 1996. Insurance expense decreased 20% due to lower property values and improved market conditions.

    Overall, the Partnership reported a loss of $415,000 for the nine months ended September 30, 1997, in comparison to a loss of $105,000 for the corresponding 1996 period.

    The Partnership's financial condition worsened during the nine months ended September 30, 1997. The change in overall financial condition is primarily due to the net loss during the year.
During the nine months ended September 30, 1997, total partners' capital decreased $415,000 from $961,000 at December 31, 1996, to $546,000. Limited Partners' capital decreased $411,000 from $368,000 at December 31, 1996, to ($43,000). This represents a total decrease of approximately $349 per unit of partnership. Based on historical average wind energy and current cost levels, the Partnership expects to continue to suffer net annual operating losses and that its overall financial condition will worsen annually for the foreseeable future.


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


Date: November 14, 1997      By:/S/ KENNETH C. KARAS


                           Kenneth C. Karas
                           President and
                           Chief Financial Officer

Date: November 14, 1997      By:/S/ D. MICHAEL WESTBELD


                           D. Michael Westbeld
                           Vice President-Controller