Form 10-K
period 1997-12-31
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 1998-04-01
CIK 767404

FORM 10-K

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997, or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

                               FORM 10-K
                 For the Fiscal Year Ended December 31, 1997


                            TABLE OF CONTENTS


Item Number
in Form 10-K                                                     Page


                              PART I

1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .7
3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .7
4.  Submission of Matters to a Vote of Security Holders  . . . . . .8

                             PART II

5.  Market for Registrant's Common Equity and Related
      Stockholder Matters. . . . . . . . . . . . . . . . . . . . . .8
6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . .9
7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operation . . . . . . . . .9
8.  Financial Statements and Supplementary Data. . . . . . . . . . 12
9.  Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure . . . . . . . . . . . 12

                             PART III

10. Directors and Executive Officers of the Registrant . . . . . . 12
11. Executive Compensation . . . . . . . . . . . . . . . . . . . . 13
12. Security Ownership of Certain Beneficial Owners
      and Management . . . . . . . . . . . . . . . . . . . . . . . 15
13. Certain Relationships and Related Transactions . . . . . . . . 15

                              PART IV

14. Exhibits, Financial Statement Schedules, and
      Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . 18

















                                    PART I

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

 On January 3, 1997 Zond's parent, Zond Corporation, became a wholly-owned subsidiary of Enron Renewable Energy Corporation, which is majority owned by Enron Corp. In May 1997, the name of Zond Corporation was changed to Enron Wind Corp. Enron Corp., headquartered in Houston, Texas, is the world's leading integrated energy company. Enron Corp., which owns approximately $23 billion in energy related assets, delivers physical commodities and risk management and financial services to provide energy solutions to customers around the world. Enron Corp.'s Internet address is www.enron.com, and its stock is traded on the New York Stock Exchange under the ticker symbol, "ENE."

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

 The Partnership sells the electric power generated by the Turbines to SCE under a power purchase and sales agreement (the "Power Agreement"). The Power Agreement was originally entered into between SCE and PanAero in April of 1982, and was assigned by PanAero to Mesa in July of 1984. Mesa subsequently assigned the portion of the Power Agreement which covers the aggregate rated capacity of the Turbines (19.5 megawatts) to the Partnership until December 31, 2004. The Power Agreement covers an aggregate of 29.9 megawatts, and Mesa has assigned 10.4 megawatts to Zond-PanAero Windsystem Partners II, a Califor-nia limited partnership ("ZP-II") whose general partner is an affiliate of the General Partner. Such assignment also terminates on December 31, 2004.

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

 During 1997 SCE purchased an aggregate of 43,799,000 kWh of electricity from the Partnership for an aggregate purchase price of approximately $4,467,000. See Part II, Item 6 hereof for the amounts of revenue, operating loss and assets of the Partnership for the fiscal years 1993 through 1997.

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

Windsystem Performance

 The Windsystem commenced operation in November of 1984. The Windsystem's annual electrical power production was originally projected to be 74,761 megawatt-hours per full calendar year. These annual production projections -2-
were based upon forecasted average wind speed at the Operating Site estimated by the Partnership's independent wind consultants. The Windsystem actually produced 45,968, 43,768, 45,334, 52,686, and 43,799 megawatt-hours for calendar years 1993, 1994, 1995, 1996, and 1997, respectively.

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

Settlement of Performance Policy

 The Partnership's lower than projected energy production had been partially offset by payments from Cal Union under the Performance Policy, which Policy has been terminated. See "Windsystem Performance". Prior to its termination, the Performance Policy had been due to expire in December of 1989, subject to the Partnership's option to renew at a premium that was to have been based upon a formula substantially dependent upon losses incurred under the Policy. However, Cal Union and the Partnership, Zond, and certain Zond affiliates entered into a Settlement Agreement and Mutual Special Release dated April 12, 1989, to terminate the Performance Policy in settlement of a dispute. In exchange for mutual releases, a dismissal of a Cal Union lawsuit for rescission and reformation of the Policy, and a termination of the Policy, and following bankruptcy court approval in November 1989, Cal Union paid $11,230,000, allocated 68.04% to the Partnership and 31.96% to ZP-II, whose facility was also covered by the Policy. Cal Union received a credit of $258,000 for amounts paid to the Partnership and ZP-II in the fourth quarter of 1988. The settlement payment to the Partnership was in addition to claims already paid under the Policy, which totaled approximately $5,700,000 prior to termination of the Policy, of which $168,000 was credited against its share of the $11,230,000 settlement amount plus $534,889 of accrued interest, which was approximately $7,828,823. Under the Reorganization Plan (as defined in "MCC Bankruptcy"), $6,600,000 of the settlement proceeds were allocated to the Plan and a similar improvement plan for ZP-II and were held in special accounts to be disbursed as necessary to implement such improvement plans. The

Partnership's share of the settlement amount was substantially in excess of the $2,211,000 of premiums paid by the Partnership under the Policy, and in excess of the $4,573,000 cost of implementing the mechanical upgrades under the Plan. The excess settlement funds were paid to MCC to reduce notes receivable. MCC utilized such funds to pay third-party lenders who had provided the financing to MCC to build the Windsystem. See "MCC Bankruptcy".

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

ITEM 2.     PROPERTIES

 The Windsystem (an integrated electric power generating facility located at the Operating Site) consists of 300 Turbines and certain infrastructural improvements. Each Turbine has a rated capacity of 65 kilowatts, and the Turbines have an aggregate rated capacity of 19.5 megawatts. The electricity generated by the Turbines is sold by the Partnership to SCE. The Partnership depends solely upon production from the Windsystem and the resulting revenues to fund all operations of the Windsystem, repay debt, administer the Partnership, and make distributions to its partners. From the commencement of operation of the Windsystem in November of 1984 through December 31, 1997, the Windsystem has produced 508,000 megawatts of power. See Item 1. "BUSINESS - Introduction."

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


ITEM 3.     LEGAL PROCEEDINGS

PanAero State Litigation

 In July of 1995, PanAero, among other plaintiffs, filed a lawsuit entitled, PanAero Management Corporation et al. v Zond Systems, Inc., et al., Los Angeles Superior Court Case No. BC 130959. The defendants in the litigation included the Partnership, ZWMC, and Zond. The plaintiffs alleged that defendants overcharged the Partnership and ZP-II for operations and maintenance expenses. Plaintiffs were seeking equitable relief and damages in -7-
excess of $6.9 million. The case went to trial during the last quarter of 1997 and was completed in January 1998. On March 23, 1998, the Referee, Leon Savitch appointed by the Honorable Valerie L. Baker, Judge of the Los Angeles Superior Court, entered his Report of Referee and Statement of Decision. Retired Judge Savitch found for the defendants, and against the plaintiffs, on each and very one of the plaintiffs' claims. The Referee further determined that the defendants are the prevailing parties and will be entitled to claim their legal costs including the costs of reference. The Referee's Statement of Decision has not yet been entered by Judge Baker and upon entry, will be subject to various appeal rights by the plaintiffs.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of Limited Partners during the fourth quarter of the fiscal year ended December 31, 1997.

                              PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

Market Information

 There is no established public trading market for the Partnership's
Units.

Holders

 At March 31, 1998, there were 884 holders of record of the Partnership's 1,190 Units.

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

 Due to less than projected operating results, the Partnership has not distributed any cash to the Limited Partners during any fiscal year other than 1985 in which the Partnership distributed an aggregate of approximately $158,000 to the Limited Partners and $2,000 to the General Partners.
-8-

ITEM 6.     SELECTED FINANCIAL DATA

 From and after 1987, the Partnership's accounting records have been maintained on a federal tax accrual basis, consistent with appropriate provisions of the Internal Revenue Code.  Such records have been adjusted to reflect generally accepted accounting principles for purposes of filings with the Securities and Exchange Commission.  A reconciliation between the
Partnership's income tax basis financial statements and its generally accepted accounting principles financial statements and the description of the effect of the change from cash to accrual basis accounting are described in Notes to the Financial Statements - Notes 2 and 6, respectively, which are incorporated herein by reference.
                                As of and for the Year Ended December 31,
                                              (in thousands)
                             1997      1996      1995      1994        1993
Revenues                   $ 4,507   $ 5,419   $ 4,669   $ 4,489     $ 4,692
Net loss                    (1,061)  (  543)    (1,412)   (1,743)     (1,640)
Per Unit:
Net loss                        (1)       (1)       (1)       (1)         (1)
Distributions                    0         0         0         0           O
Partners' capital               (1)        1         1         2           4
Total assets                18,006    20,839    23,061    25,599      28,173
Long-term debt              11,700    13,814    15,678    17,321      18,770
Partners' capital             (100)      961     1,504     2,916       4,659

All per Unit values were calculated utilizing 1,190 Units and including General Partners' and Substituted Limited Partner's amounts.

 The accompanying notes are an integral part of these financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

 The Partnership continues to experience a lack of liquidity primarily due to a continued short-fall in revenues from operations in comparison to the costs and expenses of operations. Accordingly, interest payments on the Purchase Notes in the aggregate amount of $4,049,000 and $3,953,000 were in arrears at December 31, 1997 and December 31, 1996, respectively. The General Partner believes that all amounts due under the Purchase Notes will not be paid by the scheduled maturity date of 2002. The covenant violations give MCC the rights of foreclosure against the collateral of its loans as defined in the Purchase Note agreements. Zond Construction Corporation, a general partner of MCC, has granted a waiver of its rights to foreclose on the note payment defaults through December 31, 1998. The Partnership expects that it will continue to experience poor liquidity and to defer certain payments on the Purchase Notes. See "Results of Operations."

 The Partnership has not developed a plan for the significant improvement of its liquidity. The Partnership's primary source of revenues and liquidity to fund operations of the Windsystem, repay debt, administer the Partnership, and make distributions to its partners is production of electricity from the -9-

Windsystem. The Partnership's sole customer is SCE. The price paid by SCE for the electricity is contractually defined. See Item 1. "BUSINESS - Sale of Electric Power". To prevent degradation in the current level of production, the Partnership must ensure that the Windsystem is properly maintained and ready to produce power when the wind resource is available. The Partnership also must exercise close control of its operating expenses. The General Partner believes that the Partnership is operating the Windsystem at an expense level that is efficient and appropriate to the operation of a windsystem of this size.

 The Partnership has no current or planned commitments for capital expenditures as of December 31, 1997.

Results of Operations

    Year Ended December 31, 1997, Compared to Year Ended December 31, 1996

 The Net Loss in 1997 was $1,061,000 compared to a Net Loss of $543,000 in 1996 -- a 95% increase. This negative fluctuation was largely the result of decreased power sales. Power sales decreased 17% this year compared to last year as the result of lower production. Production for the year was 16% lower than last year as the result of the lower wind energy levels during the year; an average of 11.5% lower than last year and 5.5% lower than aggregate historical average. The Windsystem produced 43,799 megawatt hours in 1997 versus 52,686 megawatt hours in 1996. System availability has remained at a high level -- averaging 96.0% in 1997, which is higher than last year's average availability of 95.3%. Total operating expenses were 6.6% lower than in 1996. Interest expenses decreased due to lower average principal balances on the Purchase Notes outstanding during 1997. Management and easement expenses decreased compared to last year as a result of the power sales decrease. Maintenance expense decreased 10% from last year substantially due to reduced yaw, generator and nacelle parts replacement, along with the associated reduction in labor costs and outside services. Insurance expense decreased 37%, which is attributable to historical low loss experience, asset devaluation, and the packaging of all turbine projects Zond operates under one policy. Administrative expenses are 5% lower due to lower costs for tax preparation and annual financial accounting audits. Administrative costs also include costs of the Partnership's participation through Zond in wind energy associations and political contributions. Changes are taking place in the electric power industry as the result of deregulation. Future proposals that may go before the California Public Utility Commission and or the state and federal government could result in additional changes to power markets and existing power purchase contracts. The on-going modifications to the industry as a result could directly or indirectly effect the price the Partnership receives for its power. Therefore, Zond as the general partner, in conjunction with the Partnership and other wind energy partnerships operated by Zond and its affiliates, has taken a leadership role in seeking to protect the partnerships to the extent possible from the impacts of electric power industry deregulation. Contributions to various trade associations is part of this effort.

 The Partnership's overall financial condition worsened during 1997 primarily due to a continued shortfall in revenues from operations in comparison to the costs and expenses of operations. During 1997, total partners' capital decreased $1,061,000 from $961,000 to ($100,000) and Limited Partners' capital decreased $1,051,000 from $368,000 to ($683,000). This represents a total decrease of $892 per Unit. Based on historical average wind speed and current cost levels, the Partnership expects to
-10-
continue to suffer net annual operating losses. The Partnership expects that its overall financial condition will continue to worsen for the foreseeable future.

    Year Ended December 31, 1996, Compared to Year Ended December 31, 1995

 The Net Loss in 1996 was $543,000 compared to a Net Loss of $1,412,000 in 1995 -- a 62% decrease. This positive fluctuation was largely the result of increased power sales. Power sales increased 16% this year compared to last year as the result of higher production. Production for the year was 16% greater than last year as the result of the higher wind energy levels during the year -- an average of 16.8% higher than last year and 11.9% higher than aggerate historical average. The Windsystem produced 52,686 megawatt hours in 1996 versus 45,334 megawatt hours in 1995. System availability has remained at a high level -- averaging 95.3% in 1996, which is lower than last year's average availability of 97.2%. Total operating expenses were 3% higher than in 1995. Interest expenses decreased due to lower average principal balances on the Purchase Notes outstanding during 1996. Management and easement expenses increased compared to last year as a result of the power sales increase. Maintenance expense increased 6% from last year due to expanded replacement of yaw, controller, generator, and nacelle parts. There was approximately $15,000 in expense to replace a damaged Turbine, but this was largely reimbursed by the Partnership's insurance provider. Administrative expenses rose 31% due timing of transactions and to increases in annual financial accounting audit and tax preparation costs. Insurance expense decreased 22% due to lower insurance premiums resulting from decreasing wind Turbine values and associated coverage.

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

 Overall, the Partnership reported a loss of approximately $1,412,000 in 1995, in comparison to a loss of approximately $1,743,000 for 1994. Total expenses for 1995 decreased approximately 2.4%, primarily due to reduced interest expense. Interest expenses decreased due to lower average principal balances on the Purchase Notes outstanding during 1995. On an absolute basis, property tax expense increased $10,000 during 1995; although, net of a tax refund of $18,000 in 1994, property tax expense continued to decrease. Insurance expense remained constant following an 11% increase in 1994 due to inflation in the insurance markets. Management fees and land lease expenses increased due to their direct relationship to sales of electricity.
-11-

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


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The financial statements of the Partnership, together with the reports thereon of Authur Andersen LLP and Price Waterhouse LLP, filed as a part of this report and listed in response to Part IV, Item 14 hereof, are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Price Waterhouse LLP was engaged by the General Partners as the Partnership's independent certified public accountants for the fiscal years ended December 31, 1995 and December 31, 1996. On November 17, 1997 the General Partner with approval of the board of directors dismissed Price Waterhouse LLP and engaged Arthur Andersen LLP to serve as the Partnership's independent certified public accountants.

 Neither of the reports of Price Waterhouse LLP with respect to the Partnership's financial statements for the fiscal years ended December 31, 1995 and December 31, 1996, contain any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the period commencing January 1, 1995 and ending November 17, 1997 there were no disagreements between the Partnership and Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Price Waterhouse LLP would have caused it to make reference to the subject matter of a disagreement in connection with its reports. During the period commencing January 1, 1995 and ending November 17, 1997 there were no "reportable events" as defined in the rules and regulations of the Securities and Exchange Commission.

                            PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 The General Partner of the Partnership is ZWMC.  Until removed effective
June 24, 1988, pursuant to a vote of the Partners at the Special Meeting, PAMC also was a general partner of the Partnership.

Rights and Powers of the General Partner

 Under the terms of the Partnership Agreement, the General Partner holds the exclusive right to manage the business and affairs of the Partnership.
The Limited Partners are not entitled to exercise any rights or powers to manage the business and affairs of the Partnership. The Limited Partners have voting rights only with respect to certain fundamental changes in the nature and operation of the Partnership, as set forth in the Partnership Agreement. -12-

 ZWMC is a California corporation wholly-owned by Zond. ZWMC was formed on June 14, 1984, solely for the purpose of serving as a general partner of the Partnership and has served as a general partner since the Partnership's formation. ZWMC's principal executive offices are located at 13000 Jameson Street, Tehachapi, California 93581.

 Set forth below is certain information regarding the officers and directors of ZWMC.  Zond alone determines who will serve as the directors of
ZWMC.
          Name                 Age            Position

    Kenneth C. Karas            44        President, Chief Executive
                                          Officer, Chief Financial
                                          Officer, and a Director

    James V. Derrick, Jr.       53        Director


    Adam S. Umanoff             38        Senior Vice President,
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

 James V. Derrick, Jr. Mr. Derrick has served as Senior Vice President and General Counsel of Enron Corp. since June 1991. Prior to joining Enron Corp. in 1991, Mr. Derrick was a partner at the law firm of Vinson & Elkins L.L.P. for more than 13 years. Mr. Derrick is also a director of Enron Oil & Gas Company.

 Adam S. Umanoff. Mr. Umanoff has served as Zond's Senior Vice President, General Counsel and Secretary since June 1994. Prior to joining Zond, Mr. Umanoff was a partner with the law firm of Morrison & Foerster L.L.P.

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

 The General Partner and PAMC are entitled to receive one percent of all non-liquidating distributions made through the date on which the Limited Partners have received cumulative cash distributions of at least $10,000,000, such distributions to be shared equally. After at least $10,000,000 has been distributed to the Limited Partners on a cumulative basis, the General Partner and PAMC will receive 20% of non-liquidating distributions, such distributions to be shared equally. The Partnership did not distribute any amounts to the General Partner or PAMC during fiscal 1995, 1996, or 1997.

Windsystem Management Fees

 As compensation for its services under the Management Agreement, Zond receives a management fee of two percent of the Partnership's "Gross Operating Proceeds" which are defined as the gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including all proceeds of insurance paid in reimbursement of lost revenues. Zond is also reimbursed for 115% of the maintenance costs, including labor and material costs, that it incurs in the performance of services, including services by third parties, under the Management Agreement. Upon termination of the Agreement in December of 2004, Zond would also receive an incentive fee equal to the balance of the cash reserve maintained in connection with Purchase Notes. At its option, Zond also is entitled to receive 10% interest on any funds advanced to or on behalf of the Partnership. For 1997, the Partnership paid Zond $96,000 for management services under the Management Agreement. In addition, the Partnership paid Zond $897,000 for cost reimbursement for maintenance expenditures.

Operating Site Rentals

 Under the Wind Park Easement Agreement, Mesa charges the Partnership and ZP-II rentals for use of the Operating Site the greater of 5% of the Partnership's Gross Operating Receipts and the Partnership's pro rata share of the payments due the BLM under the Right-of-Way Grant. For 1997, the Partnership's rental fee was $237,000.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain Beneficial Owners

 The Partnership does not know of any person (including a "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is the beneficial owner of more than five percent (5%) of the Partnership's Units.

Ownership of Management

 ZWMC owns the sole general partnership interest in the Partnership.
Neither Enron Corp., Zond nor any officer or director of ZWMC, Enron Corp. or Zond owns any Units.

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

 The Purchase Notes are currently payable in equal semi-annual installments of principal and interest over 18 years commencing 1984. Pursuant to the Reorganization Plan, the interest rate of the Purchase Notes at the
-15-

Partnership's option was reduced. At December 31, 1997, approximately $17,917,000 including $4,103,000 of accrued interest was due to MCC under the Purchase Notes. During 1997, the Partnership made payments of principal and interest totaling $3,442,000. See Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

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

Effective January 1, 1996, BLM changed Mesa's annual rental payment due under the Right-of-Way Grant from the greater of a fixed fee of $237,000 based on acreage utilized or 2% of gross revenues from the sale of electricity to a flat rent of $79,000. Annual rental payments may be adjusted by the BLM at five-year intervals to reflect any change in the fair rental value of the Operating Site which may result in revised easement payments by the Partnership to Mesa. See. "Item 11. - Operating Site Rentals."

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

                               PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a).1     Financial Statements

            Reports of Independent Public Accountants

            Financial Statements

                 Balance Sheets at December 31, 1996, and
                   December 31, 1997

                 Statements of Operations for the years ended
                   December 31, 1995, December 31, 1996, and
                   December 31, 1997

                 Statements of Changes in Partners' Capital
                   for the years ended December 31, 1995,
                   December 31, 1996, and December 31, 1997

                 Statements of Cash Flows for the years ended
                   December 31, 1995, December 31, 1996, and
                   December 31, 1997

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

   28.2 First Amended Joint Plan of Reorganization for Mesa
        Construction Company II, and Revised Disclosure Statement regarding same, Case Nos. 187-04616-A and 187-04616-A [filed and maintained under Case No. 187-04616-A], United States
        Bankruptcy Court, Eastern District of California, filed
        September 25, 1989 (Incorporated by reference from Exhibit 28.1 to the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989).

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



  (b)   Reports on Form 8-K

   No Form 8-K was filed during the last quarter of the fiscal year ended December 31, 1997.

                                                               14(a).1

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                         A CALIFORNIA LIMITED PARTNERSHIP


                        REPORT AND FINANCIAL STATEMENTS


                        DECEMBER 31, 1995, 1996, AND 1997


                        INDEX TO FINANCIAL STATEMENTS



                                                              Page


   Reports of Independent Public Accountants                   F-1

   Financial Statements

        Balance Sheets at December 31, 1996
          and December 31, 1997                                F-3

        Statements of Operations for the years ended
          December 31, 1995, December 31, 1996, and
          December 31, 1997                                    F-4

        Statements of Changes in Partners' Capital for
          the years ended December 31, 1995, December
          31, 1996, and December 31, 1997                      F-5

        Statements of Cash Flows for the years ended
          December 31, 1995, December 31, 1996, and
          December 31, 1997                                    F-6

        Notes to Financial Statements                          F-7

To the Partners of Zond-PanAero Windsystem Partners I
(A California Limited Partnership):

We have audited the accompanying balance sheet of Zond-PanAero Windsystem Partners I, (a California Limited Partnership) as of December 31, 1997, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of the Zond-PanAero Windsystem Partners I as of December 31, 1997, and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.

As further described in the notes to the financial statements, Zond-PanAero Windsystem Partners I has extensive transactions and relationships with affiliates. Because of these relationships, it is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.


Los Angeles, California
March 24, 1998

/S/ARTHUR ANDERSEN

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

March 30, 1998

To the Partners of
Zond-PanAero Windsystem Partners I
(A California Limited Partnership)

In our opinion, the financial statements listed in the accompanying index appearing under Item 14(a)(1) on page 18 present fairly, in all material respects, the financial position of Zond-PanAero Windsystem Partners I (the "Partnership"), a California Limited Partnership, at December 31, 1996, and the results of its operations, changes in partners' capital and cash flows for the years ended December 31, 1995 and December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As further described in the notes to the financial statements, the Partnership has extensive transactions and relationships with affiliates. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.





/S/PRICE WATERHOUSE LLP

                       ZOND-PANAERO WINDSYSTEM PARTNERS I
                      (A California Limited Partnership)

                                BALANCE SHEETS

                                                 Years Ended December 31,
                                                  1996             1997
                  ASSETS

Current assets:
 Cash and cash equivalents                  $    142,000     $    183,000
 Accounts receivable                             682,000          368,000
 Prepaid insurance & other current assets         99,000           36,000

        Total current assets                     923,000          587,000

Noncurrent assets: (Notes 2 and 3)
 Building                                         98,000           98,000
 Wind turbines                                49,561,000       49,561,000
 Less - accumulated depreciation             (29,743,000)     (32,240,000)

         Total Noncurrent assets              19,916,000       17,419,000

  Total assets                              $ 20,839,000     $ 18,006,000

    LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable and accrued expenses      $    103,000     $     29,000
 Amounts payable to related parties (Note 4)      84,000          160,000
 Current portion of
   notes payable to related party (Note 3)     1,864,000        2,114,000
 Accrued interest payable
     to related party (Note 3)                 4,013,000        4,103,000

        Total current liabilities              6,064,000        6,406,000

Notes payable to related party,
 less current portion (Note 3)                13,814,000       11,700,000

Commitments and contingencies
 (Notes 3, 4 and 5)

Partners' capital: (Note 1)
  General partner                                  6,000            1,000
  Limited partners                               368,000         (683,000)
  Substituted limited partner                      6,000            1,000
  Contributed capital                            581,000          581,000

        Total partners' capital                  961,000         (100,000)

  Total liabilities and partners' capital   $ 20,839,000     $ 18,006,000

                  See accompanying notes to financial statements.

                    ZOND-PANAERO WINDSYSTEM PARTNERS I
                    (A California Limited Partnership)

                         STATEMENTS OF OPERATIONS


                                        For the Years Ended December 31,
                                       1995           1996           1997
Revenues:
  Sales of electricity           $  4,624,000    $ 5,372,000   $  4,467,000
  Other income                         45,000         47,000         40,000

     Total revenue                  4,669,000      5,419,000      4,507,000

Cost and expenses:
  Depreciation                      2,497,000      2,497,000      2,497,000
  Interest expense (Note 3)         2,020,000      1,855,000      1,668,000
  Property taxes                       36,000         40,000         22,000
  Management fees and land lease
     to related parties               337,000        356,000        332,000
  Maintenance and other operating
     costs to related parties         985,000      1,024,000        942,000
  Other operating costs                   -0-         30,000          6,000
  Insurance expense                   206,000        160,000        101,000

      Total costs and expenses      6,081,000      5,962,000      5,568,000

Net loss                         ($ 1,412,000)  ($   543,000)  ($ 1,061,000)

Net loss per limited
 partnership unit                ($     1,187)  ($       456)  ($       892)

Number of limited
partnership units outstanding           1,190          1,190          1,190


                  See accompanying notes to financial statements.

                   ZOND-PANAERO WINDSYSTEM PARTNERS I
                    (A California Limited Partnership)

                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                          (Dollars in thousands)

                                                          Substit.  Contrib.
                                       General Limited    Limited   Capital
                              Total    Partner Partners   Partner   (Note 6)
Profit and loss allocation
 percentage (Note 1)           100%       .5%       99%      .5%
Capital contributions, net
 of private placement costs
 and cash distributions       $27,000  $ 273   $26,146              $ 581
Conversion to
Substituted Limited
Partner (Note 1)                         (83)              $ 83

Loss for the period from
 June 29, 1984(inception)
 through December 31, 1994    (24,084)  (174)  (23,843)     (67)

Balance at December 31, 1994    2,916     16     2,303       16       581

Net loss                       (1,412)    (7)   (1,398)      (7)

Balance at December 31, 1995    1,504      9       905        9       581

Net loss                        ( 543)    (3)    ( 537)      (3)

Balance at December 31, 1996      961      6       368        6       581

Net loss                       (1,061)    (5)    (1,051)     (5)

Balance at December 31, 1997  $  (100)   $ 1   $ (  683)   $  1     $ 581

                 See accompanying notes to financial statements.

                     ZOND-PANAERO WINDSYSTEM PARTNERS I
                     (A California Limited Partnership)

                          STATEMENTS OF CASH FLOWS
                              (In thousands)
                                 (Note 2)

                                                       For the
                                                Years Ended December 31,
                                                1995       1996      1997

                                                         <C<
Cash flows from operating activities:
  Net loss                                    ($1,412)   ($  543)  ($1,061)
  Adjustments to reconcile net loss to net
   cash provided by operating activities -
    Depreciation                                2,497      2,497     2,497
  Changes in operating assets
   and liabilities -
    Accounts receivable                           187       (375)      314
    Prepaid insurance and
     other current assets                          30         29        63
    Accounts payable and accrued expenses         (16)        (6)      (74)
    Amounts payable to related parties             (5)         5        76
    Accrued interest payable
     to related party                            344         (35)       90

      Net cash provided
        by operating activities                 1,625      1,572     1,905

Cash flows used in financing activities:
  Principal payments on
  notes payable to related party               (1,449)    (1,643)   (1,864)

Net increase (decrease) in cash
   and cash equivalents                           176        (71)       41

Cash and cash equivalents at
   beginning of year                               37        213       142

Cash and cash equivalents at end of year      $   213    $   142   $   183

Supplemental disclosure of
  cash flow information:
  Cash paid during the year for interest      $ 1,676    $ 1,890   $ 1,578

                  See accompanying notes to financial statements.

                      ZOND-PANAERO WINDSYSTEM PARTNERS I
                      (A California Limited Partnership)


                        NOTES TO FINANCIAL STATEMENTS
                            December 31, 1997

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

The Windsystem, which became operational in November 1984, was constructed by Mesa Construction Company ("MCC"), a joint venture between an indirect wholly owned subsidiary of Zond and an affiliate of PanAero. Mesa has title to the Windsystem's infrastructural facilities including the power substation.

The accompanying financial statements include substantial transactions with related parties. These transaction are further described in Notes 3 and 4.

A summary of the major operating agreements entered into by the Partnership, directly or indirectly, is set forth below:

(1) The Partnership sells the electricity produced by the Turbines to Southern California Edison Company ("SCE"), a wholly-owned subsidiary of Edison International, pursuant to a power purchase and sales agreement (the "Power Agreement") which has a minimum term of twenty years and which may be cancelled by either SCE or the Partnership after the year 2004. SCE purchases electricity produced by the Turbines at a price equal to the greater of 89% of SCE's
Cost of Energy (as defined in the Power Agreement) or a fixed minimum price of $.102 per kilowatt hour ("kWh"), with the limitation that when 89% of SCE's Cost of Energy exceeds $.20 kWh, the price per kilowatt paid by SCE will be limited to $.20 per kWh plus 70% of the difference between 89% of SCE's Cost of Energy and $.20 per kWh. During the years ended December 31, 1996 and December 31, 1997 the Partnership earned $.102 per kWh.

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

Mesa is required to pay the BLM annual right-of-way rental payments for the Operating Site. Effective January 1, 1996, BLM changed the rental payment from the greater of a fixed fee of $237,000 based on acreage utilized or 2% of gross revenues from the sale of electricity to a flat rent of $79,000. Annual rental payments may be revised by the BLM to reflect a change in the fair rental value of the land covered by the Right-of-Way Grant. The Partnership is obligated to reimburse Mesa for the greater of 5% of Gross Operating Proceeds and the Partnership's pro rata share of the fixed fee Mesa paid to BLM , estimated to be approximately $51,000. The Partnership incurred $241,000, $256,000 and $237,000 in fiscal years 1995, 1996 and 1997 respectively, pursuant to this provision.

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

Income Taxes

The Partnership is not subject to federal and state income taxes.
Accordingly, no recognition has been given to income taxes in the accompanying financial statements since the income or loss of the Partnership is to be included in the tax returns of the individual partners. The tax returns of F-8 the Partnership are subject to examination by federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of the Partners could be adjusted accordingly.

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

The fair value of the Partnership's long term debt approximates carrying value based on discounted present value of cash using the Purchase Notes stated interest rate.

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

The aggregate scheduled maturities of the Purchase Notes and related interest payments are as follows (in 000's):

                        -------- Notes -------------
                        Principal  Interest    Total

       1998              $ 2,114   $ 5,512   $ 7,626
       1999                2,398     1,223     3,621
       2000                2,719       951     3,670
       2001                3,085       642     3,727
       2002                3,498       292     3,790

          Total          $13,814   $ 8,620   $22,434

The Partnership's cash flows have been insufficient to pay all scheduled interest associated with the Purchase Notes. Consequently, at December 31, 1997, the Partnership was in arrears with respect to interest payments totaling $4,049,000 ($3,953,000 at December 31, 1996). The General Partner believes that all amounts due under the Purchase Notes will not be paid by the scheduled maturity date of 2002. The covenant violations give MCC the rights of foreclosure against the collateral of its loans as defined in the Purchase Note agreements. Zond Construction Corporation, a general partner of MCC, has granted a waiver of its rights to foreclose on the note payment defaults through December 31, 1998.


NOTE 4 - AMOUNT PAYABLE TO RELATED PARTIES:

The following amounts were payable to related parties:

                                              December 31,
                                           1996          1997

 Mesa                                  $  94,000     $ 186,000
 Other                                   (10,000)      (26,000)
     Total                             $  84,000     $ 160,000

Amounts payable to Mesa represent easement royalties and other miscellaneous expenses related to Windsystem operations. Such amounts are unsecured and non-interest bearing.
F-10

The Partnership has the following related party transactions and relationships:

(1) The Windsystem was constructed and installed by MCC. MCC, in turn, contracted with Zond as its general contractor and purchased the Turbines from Vestas North America Limited ("VNAL"), a joint venture between Zond and Vestas Energy A/S ("Vestas"), a Danish corporation. perform certain management and administrative services (Note 1).

(2) Mesa assigned the Partnership easement rights to the land the Partnership's turbines are located on (Note 1). The Partnership incurred $241,000, $256,000, and $237,000 in 1995, 1996, and 1997, respectively, pursuant to this agreement.

(3)The Partnership has contracted with Zond to operate and maintain the Turbines and to perform certain management and administrative services (Note
1). The Partnership incurred expenses of $1,053,000, $1,125,000, and $1,037,000 in 1995, 1996, and 1997, respectively, pursuant to this agreement.

NOTE 5 - LITIGATION:

 In July of 1995, PanAero, among other plaintiffs, filed a lawsuit entitled, PanAero Management Corporation et al. v Zond Systems, Inc., et al., Los Angeles Superior Court Case No. BC 130959. The defendants in the litigation included the Partnership, ZWMC, and Zond. The plaintiffs alleged that defendants improperly allocated certain expenses to the Partnership and to ZP-II. Plaintiffs were seeking equitable relief and damages in excess of $6.9 million. The case went to trial during the last quarter of 1997 and was completed in January 1998. On March 23, 1998, the Referee, Leon Savitch appointed by the Honorable Valerie L. Baker, Judge of the Los Angeles Superior Court, entered his Report of Referee and Statement of Decision. Retired Judge Savitch found for the defendants, and against the plaintiffs, on each and every one of the plaintiffs' claims. The Referee further determined that the defendants are the prevailing parties and will be entitled to claim their legal costs including the costs of reference. The Referee's Statement of Decision has not yet been entered by Judge Baker and upon entry, will be subject to various appeal rights by the plaintiffs.

NOTE 6 - RECONCILIATION OF GAAP BASIS
AND TAX BASIS FINANCIAL STATEMENTS:

Listed below are reconciliations between the Partnership's tax basis financial statements and the financial statements included herein for results of operations, partners' capital balances and total assets:

                                            Years Ended December 31,
                                        1995           1996            1997
Tax basis income                 $  1,086,000    $  1,963,000    $  1,422,000
Tax depreciation less
  than GAAP depreciation           (2,494,000)     (2,494,000)     (2,494,000)
Other                                  (4,000)        (12,000)         11,000

GAAP basis loss                  ($ 1,412,000)   ($   543,000)   ($ 1,061,000)

Tax basis partners'
  capital (deficit)              ($14,638,000)   ($12,675,000)   ($11,253,000)
Cumulative tax basis losses
  in excess of cumulative
  GAAP basis losses                15,561,000      13,055,000      10,572,000

GAAP basis contributed capital        581,000         581,000         581,000

GAAP basis partners' capital     $  1,504,000    $    961,000    $   (100,000)

Tax basis total assets                           $  7,164,000    $  6,825,000
Cumulative tax depreciation
  in excess of GAAP depreciation                   13,675,000      11,181,000
GAAP basis total assets                          $ 20,839,000    $ 18,006,000
         F-11

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

                                       ZOND-PANAERO WINDSYSTEM PARTNERS I
                                       A CALIFORNIA LIMITED PARTNERSHIP

                                       By:  Zond Windsystems Management
                                            Corporation, General Partner



Date:  March 24, 1998           By: /S/ KENNETH C. KARAS
                                    Kenneth C. Karas, Chief Executive Officer
                                   and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                       Title                         Date


 /S/ KENNETH C. KARAS             Director of ZWMC           March 24, 1998
   Kenneth C. Karas



 /S/ James V. Derrick, Jr.        Director of ZWMC           March 24, 1998
   James V. Derrick, Jr.



 /S/ ADAM S. UMANOFF              Director of ZWMC           March 24, 1998
   Adam S. Umanoff