Form 10-Q
period 1998-03-31
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 1998-06-05
CIK 767404

FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

   [ X ] Quarterly Report Under Section 13 or 15(d) of the
             Securities Exchange Act of 1934

     For the quarterly period ended: March 31, 1998

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

                   YES  X     NO

PART I -- FINANCIAL INFORMATION


Item 1.

Balance Sheets at March 31, 1998 and December 31, 1997.

Statement of Operations for the
  Three Months Ended March 31, 1998, and
   March 31, 1997.

Statement of Changes in Partners' Capital
  Accounts at March 31, 1998, and December 31, 1997.

Statement of Cash Flows for the Three Months
  Ended March 31, 1998, and March 31, 1997.

Notes to Interim Financial Statements.

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)
BALANCE SHEET
(Amounts in thousands)
                                        December 31,   March 31,
                                          1997           1998
                                        (Audited)     (Unaudited)
ASSETS
Current assets:
  Cash                                   $      183   $      431
  Accounts receivable                           368          804
  Other current assets                           36           42
                                         -----------  -----------
   Total current assets                         587        1,277
                                         -----------  -----------
Noncurrent assets:
  Building                                       98           98
  Wind turbines                              49,561       49,561
  Less - Accumulated depreciation           (32,240)     (32,864)
                                         -----------  -----------
   Total noncurrent assets                   17,419       16,795
                                         -----------  -----------
Total assets                             $   18,006   $   18,072
                                         ===========  ===========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current portion of
    notes payable to related party       $    2,114   $    2,114
  Accounts payable                               29           37
  Interest payable to related party           4,103        4,482
  Amounts payable to related parties            160           34
                                         -----------  -----------
   Total current liabilities                  6,406        6,667
                                         -----------  -----------
  Notes payable to related party, less
    current portion                          11,700       11,700
                                         -----------  -----------
Partners' capital:
  Limited partners                             (683)        (876)
  General partner                                 1           --
  Substituted limited partner                     1           --
  Special limited partner                        --           --
  Contributed capital                           581          581
                                         -----------  -----------
   Total partners' capital                     (100)        (295)
                                         -----------  -----------
Total liabilities and partners' capital  $   18,006   $   18,072
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF OPERATIONS
(Amounts in thousands except limited partnership units)
                                      For the Three Months Ended
                                                 March 31,
                                             1997         1998
Revenues:
  Sales of electricity                   $    1,026   $    1,069
  Other income                                    5            9
                                         -----------  -----------
                                              1,031        1,078
                                         -----------  -----------
Costs and Expenses:
  Depreciation                                  624          624
  Interest expense                              431          380
  Property taxes                                  6            5
  Management fees and land lease
     to related parties                          77           44
  Maintenance and other operating
     costs to related parties                   204          188
  Other operating costs                           5            3
  Insurance expense                              32           29
                                         -----------  -----------
                                              1,379        1,273
                                         -----------  -----------
Net loss                                 $     (348)  $     (195)
                                         ===========  ===========

Net loss per limited
   partnership unit                      $   (0.292)  $   (0.164)
                                         ===========  ===========
Number of limited partnership
   units outstanding                          1,190        1,190
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Amounts in thousands)
                                                          Substit.
                                       General Limited    Limited   Contrib.
                              Total    Partner Partners   Partner   Capital
Profit and loss allocation
 percentage                    100%       .5%       99%      .5%
Capital contributions, net
 of private placement costs
 and cash distributions       $27,000  $ 273   $26,146    $    -    $ 581
Conversion to
Substituted Limited
Partner                            -     (83)        -       83        -

Loss for the period from
 June 29, 1984(inception)
 through December 31, 1995    (25,496)  (181)  (25,241)     (74)       -

Balance at December 31, 1995    1,504      9       905        9       581

Net loss                         (543)    (3)     (537)      (3)       -

Balance at December 31, 1996      961      6       368        6       581

Net loss                       (1,061)    (5)    (1,051)     (5)       -

Balance at December 31, 1997     (100)     1      (683)       1       581

Net loss                         (195)    (1)     (193)      (1)       -

Balance at March 31, 1998      $ (295)  $  -    $ (876)   $   -     $ 581

                 See accompanying notes to financial statements.

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH

(Amounts in thousands)
                                      For the Three Months Ended
                                                 March 31,
                                             1997         1998
Cash flows from operating activities:
  Net loss                               $     (348)  $   (195)

  Adjustments to reconcile net loss to cash
   provided by (used in) operating activities -
     Depreciation                               624         624
  Changes in assets and liabilities -
     Accounts receivable                         74        (436)
     Prepaid insurance and other                (61)         (6)
     Accounts payable and accrued expenses      (85)          8
     Amounts payable to related party            18        (126)
     Accrued interest payable
       to related party                         431         379
                                         -----------   ---------
        Net cash provided (used)                653         248

Cash flows from financing activities:
  Principal payments on notes payable
       to related party                          --          --
                                         -----------   ---------
   Net increase in cash and cash equivalents    653         248

Cash & cash equivalents beginning of period     142         183
                                         -----------   ---------
Cash and cash equivalents end of period  $      795   $     431
                                         ===========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest $       --    $     --
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

    Taxable income year to date                 $      418,000

    Less: Depreciation less for tax than GAAP         (623,000)

    Other, net                                          10,000
                                                ---------------
       GAAP basis loss                          $     (195,000)
                                                ===============

    Tax basis partners' capital
    at March 31, 1998                           $  (10,835,000)

    Plus:
    GAAP basis loss less than taxable loss net,
        June 24, 1984 (inception)
        through December 31, 1997                   11,153,000

    GAAP basis loss versus taxable income
     January 1, 1998 through March 31, 1998           (613,000)
                                                ---------------
    GAAP basis partners' capital               $      (295,000)
                                                ===============

3. Reconciliation of GAAP Basis and Tax Basis Financial
Statements:

    Tax basis total assets                      $     7,512,000

    Cumulative tax depreciation in excess of
    GAAP depreciation                                10,560,000
                                                ---------------
    GAAP basis total assets
      at March 31, 1998                         $    18,072,000
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

Liquidity and Capital Resources

    The Partnership continues to experience a lack of liquidity primarily due to a continued short-fall in revenues from operations in comparison to the costs and expenses of operations. Accordingly, interest payments on the Purchase Notes were in arrears at March 31, 1998 in the aggregate amount of $4,049,000. The Partnership expects that it will continue to experience poor liquidity and to defer certain payments on the Purchase Notes. See "Results of Operations."

Results of Operations

Three Months Ended March 31, 1998, Compared to Three
Months Ended March 31, 1997.

    Revenues from power sales in the three months ended March 31 1998 were 4.2% higher than for the corresponding 1997 period. As reported by Southern California Edison Company, the Windsystem produced 10,382 megawatt hours in the three months ended March 31, 1998, in comparison to production of 9,928 megawatt hours in the corresponding 1997 period, representing an increase in production of approximately 4.6%.

    The Partnership received approximately $9,000 in "other income" from interest earned on cash balances in the three months ended March 31, 1998, and approximately $5,000 in the corresponding 1997 period.

    Total expenses for the three months ended March 31, 1998 were approximately 7.7% lower than the corresponding 1997 period. Interest expense decreased due to lower average principal balances on the Purchase Notes outstanding. Management fees and land lease expenses decreased 43%. Management fees are 2% of sales receipts and land lease is 5% of sales receipts. Sales receipts lag behind the accrued sales revenue by about two months. Receipts of electricity sales in the first quarter 1998 were down 43% from the first quarter 1997 as the result of lower wind energy levels in November and December 1997 and January 1998 compared to November and December 1996 and January 1997. Maintenance and other operating costs decreased 8%, substantially due to decreased generator parts replacement and crane rental expense. Insurance expense decreased 9%, which is attributable to historical low loss experience, asset devaluation, and the packaging of all turbine projects Zond operates under one policy with Enron Corp.

    Overall, the Partnership reported a loss of $195,000 for the three months ended March 31, 1998, in comparison to a loss of $348,000 for the corresponding 1997 period.

    The Partnership's financial condition worsened during the three months ended March 31, 1998. The change in overall financial condition is primarily due to the three month loss. During the three months ended March 31, 1998, total partners' capital decreased $195,000 from ($100,000) at December 31, 1997, to ($295,000). Limited Partners' capital decreased $193,000 from ($683,000) at December 31, 1997, to ($876,000). This represents a total decrease of approximately $164 per unit of partnership. Based on historical average wind energy and current cost levels, the Partnership expects to continue to suffer net annual operating losses and expects that its overall financial condition will worsen annually for the foreseeable future.


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


Date: May 14, 1998           By:/S/ KENNETH C. KARAS


                           Kenneth C. Karas
                           President and
                           Chief Financial Officer

Date: May 14, 1998           By:/S/ D. MICHAEL WESTBELD


                           D. Michael Westbeld
                           Vice President-Controller