Form 10-Q
period 1998-06-30
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 1998-08-24
CIK 767404

FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

   [ X ] Quarterly Report Under Section 13 or 15(d) of the
             Securities Exchange Act of 1934

     For the quarterly period ended: June 30, 1998

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

                   YES  X     NO

PART I -- FINANCIAL INFORMATION


Item 1.

Balance Sheets at June 30, 1998 and December 31, 1997.

Statement of Operations for the
  Three Months Ended June 30, 1998, and
   June 30, 1997.

Statement of Operations for the
  Six Months Ended June 30, 1998, and
  June 30, 1997.

Statement of Changes in Partners' Capital
  Accounts at June 30, 1998, and December 31, 1997.

Statement of Cash Flows for the Six Months
  Ended June 30, 1998, and June 30, 1997.

Notes to Interim Financial Statements.

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)
BALANCE SHEET
(Amounts in thousands)
                                        December 31,    June 30,
                                          1997           1998
                                        (Audited)     (Unaudited)
ASSETS
Current assets:
  Cash                                   $      183   $       26
  Accounts receivable                           368        1,670
  Other current assets                           36            7
                                         -----------  -----------
   Total current assets                         587        1,703
                                         -----------  -----------
Noncurrent assets:
  Building                                       98           98
  Wind turbines                              49,561       49,561
  Less - Accumulated depreciation           (32,240)     (33,488)
                                         -----------  -----------
   Total noncurrent assets                   17,419       16,171
                                         -----------  -----------
Total assets                             $   18,006   $   17,874
                                         ===========  ===========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current portion of
    notes payable to related party       $    2,114   $    2,251
  Accounts payable                               29           87
  Interest payable to related party           4,103        4,430
  Amounts payable to related parties            160           52
                                         -----------  -----------
   Total current liabilities                  6,406        6,820
                                         -----------  -----------
  Notes payable to related party, less
    current portion                          11,700       10,539
                                         -----------  -----------
Partners' capital:
  Limited partners                             (683)         (74)
  General partner                                 1            4
  Substituted limited partner                     1            4
  Special limited partner                        --           --
  Contributed capital                           581          581
                                         -----------  -----------
   Total partners' capital                     (100)         515
                                         -----------  -----------
Total liabilities and partners' capital  $   18,006   $   17,874
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF OPERATIONS
(Amounts in thousands except limited partnership units)
                                      For the Three Months Ended
                                                 June 30,
                                             1997         1998
Revenues:
  Sales of electricity                   $    1,713   $    2,150
  Other income                                   10            5
                                         -----------  -----------
                                              1,723        2,155
                                         -----------  -----------
Costs and Expenses:
  Depreciation                                  624          624
  Interest expense                              428          376
  Property taxes                                  6            4
  Management fees and land lease
     to related parties                          76           90
  Maintenance and other operating
     costs to related parties                   248          218
  Other operating costs                           2            5
  Insurance expense                              33           28
                                         -----------  -----------
                                              1,417        1,345
                                         -----------  -----------
Net income                               $      306   $      810
                                         ===========  ===========

Net income per limited
   partnership unit                      $    0.257   $    0.681
                                         ===========  ===========
Number of limited partnership
   units outstanding                          1,190        1,190
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF OPERATIONS
(Amounts in thousands except limited partnership units)
                                        For the Six Months Ended
                                                 June 30,
                                             1997         1998
Revenues:
  Sales of electricity                   $    2,739   $    3,219
  Other income                                   15           14
                                         -----------  -----------
                                              2,754        3,233
                                         -----------  -----------
Costs and Expenses:
  Depreciation                                1,248        1,248
  Interest expense                              859          756
  Property taxes                                 12            9
  Management fees and land lease
     to related parties                         153          134
  Maintenance and other operating
     costs to related parties                   452          406
  Other operating costs                           7            8
  Insurance expense                              65           57
                                         -----------  -----------
                                              2,796        2,618
                                         -----------  -----------
Net (loss) income                        $      (42)  $      615
                                         ===========  ===========

Net (loss) income per limited
   partnership unit                      $   (0.035)  $    0.517
                                         ===========  ===========
Number of limited partnership
   units outstanding                          1,190        1,190
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Amounts in thousands)
                                                          Substit.
                                       General Limited    Limited   Contrib.
                              Total    Partner Partners   Partner   Capital
Profit and loss allocation
 percentage                    100%       .5%       99%      .5%
Capital contributions, net
 of private placement costs
 and cash distributions       $27,000  $ 273   $26,146    $    -    $ 581
Conversion to
Substituted Limited
Partner                            -     (83)        -       83        -

Loss for the period from
 June 29, 1984(inception)
 through December 31, 1995    (25,496)  (181)  (25,241)     (74)       -

Balance at December 31, 1995    1,504      9       905        9       581

Net loss                         (543)    (3)     (537)      (3)       -

Balance at December 31, 1996      961      6       368        6       581

Net loss                       (1,061)    (5)    (1,051)     (5)       -

Balance at December 31, 1997     (100)     1      (683)       1       581

Net income                        615      3       609        3        -

Balance at June 30, 1998       $  515  $   4   $   (74)   $   4     $ 581

                 See accompanying notes to financial statements.

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH

(Amounts in thousands)
                                       For the Six Months Ended
                                                 June 30,
                                             1997         1998
Cash flows from operating activities:
  Net (loss) income                      $      (42)  $    615

  Adjustments to reconcile net loss to cash
   provided by (used in) operating activities -
     Depreciation                             1,248       1,248
  Changes in assets and liabilities -
     Accounts receivable                       (527)     (1,302)
     Prepaid insurance and other                 34          29
     Accounts payable and accrued expenses      (85)         58
     Amounts payable to related party           (81)       (108)
     Accrued interest payable
       to related party                         253         327
                                         -----------   ---------
        Net cash provided (used)                800         867

Cash flows from financing activities:
  Principal payments on notes payable
       to related party                        (903)     (1,024)
                                         -----------   ---------
   Net increase in cash and cash equivalents   (103)       (157)

Cash & cash equivalents beginning of period     142         183
                                         -----------   ---------
Cash and cash equivalents end of period  $       39   $      26
                                         ===========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest $      606    $    429
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

    Taxable income year to date                 $    1,849,000

    Less: Depreciation less for tax than GAAP       (1,246,000)

    Other, net                                          12,000
                                                ---------------
       GAAP basis loss                          $      615,000
                                                ===============

    Tax basis partners' capital
    at June 30, 1998                            $   (9,404,000)

    Plus:
    GAAP basis loss less than taxable loss net,
        June 24, 1984 (inception)
        through December 31, 1997                   11,153,000

    GAAP basis loss versus taxable income
     January 1, 1998 through June 30, 1998          (1,234,000)
                                                ---------------
    GAAP basis partners' capital               $       515,000
                                                ===============

3. Reconciliation of GAAP Basis and Tax Basis Financial
   Statements:

    Tax basis total assets                      $     7,938,000

    Cumulative tax depreciation in excess of
    GAAP depreciation                                 9,936,000
                                                ---------------
    GAAP basis total assets
      at June 30, 1998                          $    17,874,000
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

 On January 3, 1997 Zond's parent, Zond Corporation, became a wholly-owned subsidiary of Enron Renewable Energy Corporation, which is majority owned by Enron Corp. In May 1997, the name of Zond Corporation was changed to Enron Wind Corp. Enron Corp., headquartered in Houston, Texas, is one of the world's leading integrated energy company. Enron Corp., which owns approximately $23 billion in energy related assets, delivers physical commodities and risk management and financial services to provide energy solutions to customers around the world.

Liquidity and Capital Resources

    The Partnership continues to experience a lack of liquidity primarily due to a continued short-fall in revenues from operations in comparison to the costs and expenses of operations. Accordingly, interest payments on the Purchase Notes were in arrears at June 30, 1998 in the aggregate amount of $4,380,000. The Partnership expects that it will continue to experience poor liquidity and to defer certain payments on the Purchase Notes. See "Results of Operations."

Results of Operations

Three Months Ended June 30, 1998, Compared to Three
Months Ended June 30, 1997.

    Revenues from power sales in the three months ended June 30, 1998 were 25.5% higher than for the corresponding 1997 period. As reported by Southern California Edison Company, the Windsystem produced 21,078 megawatt hours in the three months ended June 30, 1998, in comparison to production of 16,928
megawatt hours   in the corresponding 1997 period, representing an increase in production of approximately 24.5%.

    The Partnership received approximately $5,000 in "other income" from interest earned on cash balances in the three months ended June 30, 1998, and approximately $10,000 in the corresponding 1997 period.

    Total expenses for the three months ended June 30, 1998 were approximately 5.1% lower than the corresponding 1997 period. Interest expense decreased due to lower average principal balances on the Purchase Notes outstanding. Management fees and land lease expenses increased 18%, directly related to the increase in electricity sales. Maintenance and other operating costs decreased 10.8%, substantially due to decreased generator parts replacement and crane rental expense. Insurance expense decreased 15%, which is attributable to historical low loss experience, asset devaluation, and the packaging of all turbine projects Zond operates under one policy with Enron Corp.

    Overall, the Partnership reported income of $810,000 for the three months ended June 30, 1998, in comparison to income of $306,000 for the corresponding 1997 period.

    The Partnership's financial condition improved during the three months ended June 30, 1998. The change in overall financial condition is primarily due to the income earned during the quarter. During the three months ended June 30, 1998, total partners' capital increased $810,000 from ($295,000) at March 31, 1998, to $515,000. Limited Partners' capital increased $802,000 from ($876,000) at March 31, 1998, to ($74,000). This represents a total increase of approximately $681 per unit of partnership. Although the Partnership's financial condition improved during this interim period, based on historical average wind energy and current cost levels, the Partnership expects to continue to suffer net annual operating losses and expects that its overall financial condition will worsen annually for the foreseeable future.

Six Months Ended June 30, 1998, Compared to Six
Months Ended June 30, 1997.

    Revenues from power sales in the six months ended June 30, 1998 were 17.1% higher than for the corresponding 1997 period. As reported by Southern California Edison Company, the Windsystem produced 31,460 megawatt hours in the six months ended June 30, 1998, in comparison to production of 26,856 megawatt hours in the corresponding 1997 period, representing an increase in production of approximately 17.1%.

    The Partnership received approximately $14,000 in "other income" from interest earned on cash balances in the six months ended June 30, 1998, and approximately $15,000 in the corresponding 1997 period.

    Total expenses for the six months ended June 30, 1998 were approximately 6.4% lower than the corresponding 1997 period. Interest expense decreased due to lower average principal balances on the Purchase Notes outstanding. Management fees and land lease expenses decreased 12%. Management fees are 2% of sales receipts and land lease is 5% of sales receipts. Sales receipts lag behind the accrued sales revenue by about two months. Receipts of electricity sales in the six months ended June 30, 1998 were down 13.7% as a result of lower wind energy levels from November 1997 through April 1998 compared to November 1996 through April 1997. Maintenance and other operating costs decreased 9.8%, substantially due to decreased generator parts replacement and crane rental expense. Insurance expense decreased 12.3%, which is attributable to historical low loss experience, asset devaluation, and the packaging of all turbine projects Zond operates under one policy with Enron Corp.

    Overall, the Partnership reported income of $615,000 for the six months ended June 30, 1998, in comparison to a loss of $42,000 for the corresponding 1997 period.

    The Partnership's financial condition improved during the six months ended June 30, 1998. The change in overall financial condition is primarily due to the income earned during the six month period. During the six months ended June 30, 1998, total partners' capital increased $615,000 from ($100,000) at December 31, 1997, to $515,000. Limited Partners' capital increased $609,000 from ($683,000) at December 31, 1997, to ($74,000). This represents a total increase of approximately $517 per unit of partnership. Although the Partnership's financial condition improved during this interim period, based on historical average wind energy and current cost levels, the Partnership expects to continue to suffer net annual operating losses and expects that its overall financial condition will worsen annually for the foreseeable future.

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


Date: August 13, 1998      By:/S/ KENNETH C. KARAS

                           Kenneth C. Karas
                           President and
                           Chief Financial Officer

Date: August 13, 1998      By:/S/ D. MICHAEL WESTBELD

                           D. Michael Westbeld
                           Vice President-Controller