Form 10-Q
period 1998-09-30
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 1998-11-16
CIK 767404

FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

   [ X ] Quarterly Report Under Section 13 or 15(d) of the
             Securities Exchange Act of 1934

     For the quarterly period ended: September 30, 1998

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

                   YES  X     NO

PART I -- FINANCIAL INFORMATION


Item 1.

Balance Sheets at September 30, 1998 and December 31, 1997.

Statement of Operations for the
  Three Months Ended September 30, 1998, and
  September 30, 1997.

Statement of Operations for the
  Nine Months Ended September 30, 1998, and
  September 30, 1997.

Statement of Changes in Partners' Capital
  Accounts at September 30, 1998, and December 31, 1997.

Statement of Cash Flows for the Nine Months
  Ended September 30, 1998, and September 30, 1997.

Notes to Interim Financial Statements.

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)
BALANCE SHEET
(Amounts in thousands)
                                        December 31,   September 30,
                                          1997            1998
                                        (Audited)     (Unaudited)
ASSETS
Current assets:
  Cash                                   $      183   $    1,699
  Accounts receivable                           368          683
  Other current assets                           36          104
                                         -----------  -----------
   Total current assets                         587        2,486
                                         -----------  -----------
Noncurrent assets:
  Building                                       98           98
  Wind turbines                              49,561       49,561
  Less - Accumulated depreciation           (32,240)     (34,113)
                                         -----------  -----------
   Total noncurrent assets                   17,419       15,546
                                         -----------  -----------
Total assets                             $   18,006   $   18,032
                                         ===========  ===========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current portion of
    notes payable to related party       $    2,114   $    2,251
  Accounts payable                               29           21
  Interest payable to related party           4,103        4,781
  Amounts payable to related parties            160          298
                                         -----------  -----------
   Total current liabilities                  6,406        7,351
                                         -----------  -----------
  Notes payable to related party, less
    current portion                          11,700       10,539
                                         -----------  -----------
Partners' capital:
  Limited partners                             (683)        (443)
  General partner                                 1            2
  Substituted limited partner                     1            2
  Special limited partner                        --           --
  Contributed capital                           581          581
                                         -----------  -----------
   Total partners' capital                     (100)         142
                                         -----------  -----------
Total liabilities and partners' capital  $   18,006   $   18,032
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF OPERATIONS
(Amounts in thousands except limited partnership units)
                                      For the Three Months Ended
                                               September 30,
                                             1997         1998
Revenues:
  Sales of electricity                   $    1,043   $    1,102
  Other income                                   11            7
                                         -----------  -----------
                                              1,054        1,109
                                         -----------  -----------
Costs and Expenses:
  Depreciation                                  625          625
  Interest expense                              406          352
  Property taxes                                  4           32
  Management fees and land lease
     to related parties                         114          146
  Maintenance and other operating
     costs to related parties                   242          318
  Other operating costs                           4            4
  Insurance expense                              32            5
                                         -----------  -----------
                                              1,427        1,482
                                         -----------  -----------
Net income                               $     (373)  $     (373)
                                         ===========  ===========

Net income per limited
   partnership unit                      $   (0.313)  $   (0.313)
                                         ===========  ===========
Number of limited partnership
   units outstanding                          1,190        1,190
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF OPERATIONS
(Amounts in thousands except limited partnership units)
                                        For the Nine Months Ended
                                               September 30,
                                             1997         1998
Revenues:
  Sales of electricity                   $    3,782   $    4,321
  Other income                                   26           21
                                         -----------  -----------
                                              3,808        4,342
                                         -----------  -----------
Costs and Expenses:
  Depreciation                                1,873        1,873
  Interest expense                            1,265        1,108
  Property taxes                                 16           41
  Management fees and land lease
     to related parties                         267          280
  Maintenance and other operating
     costs to related parties                   695          724
  Other operating costs                          10           12
  Insurance expense                              97           62
                                         -----------  -----------
                                              4,223        4,100
                                         -----------  -----------
Net (loss) income                        $     (415)  $      242
                                         ===========  ===========

Net (loss) income per limited
   partnership unit                      $   (0.349)  $    0.203
                                         ===========  ===========
Number of limited partnership
   units outstanding                          1,190        1,190
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Amounts in thousands)
                                                          Substit.
                                       General Limited    Limited   Contrib.
                              Total    Partner Partners   Partner   Capital
Profit and loss allocation
 percentage                    100%       .5%       99%      .5%
Capital contributions, net
 of private placement costs
 and cash distributions       $27,000  $ 273   $26,146    $    -    $ 581
Conversion to
Substituted Limited
Partner                            -     (83)        -       83        -

Loss for the period from
 June 29, 1984(inception)
 through December 31, 1995    (25,496)  (181)  (25,241)     (74)       -

Balance at December 31, 1995    1,504      9       905        9       581

Net loss                         (543)    (3)     (537)      (3)       -

Balance at December 31, 1996      961      6       368        6       581

Net loss                       (1,061)    (5)    (1,051)     (5)       -

Balance at December 31, 1997     (100)     1      (683)       1       581

Net income                        242      1       240        1        -

Balance at September 30, 1998  $  142  $   2   $  (443)   $   2     $ 581

                 See accompanying notes to financial statements.

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH

(Amounts in thousands)
                                       For the Nine Months Ended
                                               September 30,
                                             1997         1998
Cash flows from operating activities:
  Net (loss) income                      $     (415)   $    242

  Adjustments to reconcile net loss to cash
   provided by (used in) operating activities -
     Depreciation                             1,873       1,873
  Changes in assets and liabilities -
     Accounts receivable                        153        (315)
     Prepaid insurance and other                 89         (68)
     Accounts payable and accrued expenses      (69)         (8)
     Amounts payable to related party           (84)        138
     Accrued interest payable
       to related party                         660         678
                                         -----------   ---------
        Net cash provided (used)              2,207       2,540

Cash flows from financing activities:
  Principal payments on notes payable
       to related party                        (903)     (1,024)
                                         -----------   ---------
   Net increase in cash and cash equivalents  1,304       1,516

Cash & cash equivalents beginning of period     142         183
                                         -----------   ---------
Cash and cash equivalents end of period  $    1,446   $   1,699
                                         ===========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest $      606    $    430
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

    Taxable income year to date                 $    2,106,000

    Less: Depreciation less for tax than GAAP       (1,870,000)

    Other, net                                           6,000
                                                ---------------
       GAAP basis income                        $      242,000
                                                ===============

    Tax basis partners' capital
    at September 30, 1998                       $   (9,147,000)

    Plus:
    GAAP basis loss less than taxable loss net,
        June 24, 1984 (inception)
        through December 31, 1997                   11,153,000

    GAAP basis loss versus taxable income
     January 1, 1998 through September 30, 1998     (1,864,000)
                                                ---------------
    GAAP basis partners' capital               $       142,000
                                                ===============

3. Reconciliation of GAAP Basis and Tax Basis Financial
Statements:

    Tax basis total assets                      $     8,720,000

    Cumulative tax depreciation in excess of
    GAAP depreciation                                 9,312,000
                                                ---------------
    GAAP basis total assets
      at September 30, 1998                     $    18,032,000
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

Liquidity and Capital Resources

    The Partnership continues to experience a lack of liquidity primarily due to a continued short-fall in revenues from operations in comparison to the costs and expenses of operations. Accordingly, interest payments on the Purchase Notes were in arrears at September 30, 1998 in the aggregate amount of $4,380,000. The Partnership expects that it will continue to experience poor liquidity and to defer certain payments on the Purchase Notes. See "Results of Operations."

Results of Operations

Three Months Ended September 30, 1998, Compared to Three
Months Ended September 30, 1997.

    Revenues from power sales in the three months ended September 30, 1998 were 5.7% higher than for the corresponding 1997 period. As reported by Southern California Edison Company, the Windsystem produced 10,805 megawatt hours in the three months ended September 30, 1998, in comparison to production of 10,206 megawatt hours in the corresponding 1997 period, representing an increase in production of approximately 5.9%.

    The Partnership received approximately $7,000 in "other income" from interest earned on cash balances in the three months ended September 30, 1998, and approximately $11,000 in the corresponding 1997 period.

    Total expenses for the three months ended September 30, 1998 were approximately 3.8% lower than the corresponding 1997 period. Interest expense decreased due to lower average principal balances on the Purchase Notes outstanding. Property Taxes increased by $28,000 due to a higher valuation of wind turbines by the property tax assessor. Management fees and land lease expenses increased 28%. Management fees are 2% of sales receipts and land lease is 5% of sales receipts. Sales receipts lag behind the accrued sales revenue by about two months.
Maintenance and other operating costs increased 30.9%, substantially due to increased yaw parts replacement and crane rental expense. Insurance expense decreased 84%, which is attributable to historical low loss experience, asset devaluation, and the packaging of all turbine projects Zond operates under one policy with Enron Corp.

    Overall, the Partnership reported loss of $373,000 for the three months ended September 30, 1998, in comparison to loss of $373,000 for the corresponding 1997 period.

    The Partnership's financial condition worsened during the three months ended September 30, 1998. The change in overall financial condition is primarily due to the loss during the quarter. During the three months ended September 30, 1998, total partners' capital decreased $373,000 from $515,000 at June 30, 1998, to $142,000. Limited Partners' capital decreased $369,000 from ($74,000) at June 30, 1998, to ($443,000). This represents a total decrease of approximately $313 per unit of partnership. Based on historical average wind energy and current cost levels, the Partnership expects to continue to suffer net annual operating losses and expects that its overall financial condition will worsen annually for the foreseeable future.

Nine Months Ended September 30, 1998, Compared to Nine
Months Ended September 30, 1997.

    Revenues from power sales in the nine months ended September 30, 1998 were 14.2% higher than for the corresponding 1997 period. As reported by Southern California Edison Company, the Windsystem produced 42,265 megawatt hours in the nine months ended September 30, 1998, in comparison to production of 37,062 megawatt hours in the corresponding 1997 period, representing an increase in production of approximately 14%.

    The Partnership received approximately $21,000 in "other income" from interest earned on cash balances in the nine months ended September 30, 1998, and approximately $26,000 in the corresponding 1997 period.

    Total expenses for the nine months ended September 30, 1998 were approximately 2.9% lower than the corresponding 1997 period. Interest expense decreased due to lower average principal balances on the Purchase Notes outstanding. Property taxes increased by $25,000 due to a higher valuation of wind turbines by the tax assessor. Management fees and land lease expenses, which are based on gross proceeds from power sales, increased 4.9%. Management fees are 2% of sales receipts and land lease is 5% of sales receipts. Sales receipts lag behind the accrued sales revenue by about two months. Maintenance and other operating costs increased 4.4%, substantially due to increased yaw parts replacement and crane rental expense. Insurance expense decreased 36%, which is attributable to historical low loss experience, asset devaluation, and the packaging of all turbine projects Zond operates under one policy with Enron Corp.

    Overall, the Partnership reported income of $242,000 for the nine months ended September 30, 1998, in comparison to a loss of $415,000 for the corresponding 1997 period.

    The Partnership's financial condition improved during the nine months ended September 30, 1998. The change in overall financial condition is primarily due to the income earned during the nine month period. During the nine months ended September 30, 1998, total partners' capital increased $242,000 from ($100,000) at December 31, 1997, to $142,000. Limited Partners'
capital increased $240,000 from ($683,000) at December 31, 1997, to ($443,000). This represents a total increase of approximately $203 per unit of partnership. Although the Partnership's financial condition improved during this interim period, based on historical average wind energy and current cost levels, the Partnership expects to continue to suffer net annual operating losses and expects that its overall financial condition will worsen annually for the foreseeable future.

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


Date: November 13, 1998      By:/S/ KENNETH C. KARAS


                           Kenneth C. Karas
                           President and
                           Chief Financial Officer

Date: November 13, 1998      By:/S/ D. MICHAEL WESTBELD


                           D. Michael Westbeld
                           Vice President-Controller