Form 10-K
period 1998-12-31
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 1999-04-01
CIK 767404

FORM 10-K

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998, or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

                               FORM 10-K
                 For the Fiscal Year Ended December 31, 1998


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

                             PART II

5.  Market for Registrant's Common Equity and Related
      Stockholder Matters. . . . . . . . . . . . . . . . . . . . . .8
6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . .9
7.  Management's Discussion and Analysis of
      Financial Condition and Results of Operation . . . . . . . . .9
8.  Financial Statements and Supplementary Data. . . . . . . . . . 17
9.  Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure . . . . . . . . . . . 17

                             PART III

10. Directors and Executive Officers of the Registrant . . . . . . 17
11. Executive Compensation . . . . . . . . . . . . . . . . . . . . 18
12. Security Ownership of Certain Beneficial Owners
      and Management . . . . . . . . . . . . . . . . . . . . . . . 20
13. Certain Relationships and Related Transactions . . . . . . . . 20

                              PART IV

14. Exhibits, Financial Statement Schedules, and
      Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . 23

















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

 The general partner of the Partnership (the "General Partner") is Zond Windsystems Management Corporation ("ZWMC"), a California corporation wholly owned by Enron Wind Systems, Inc. ("EWS"), formerly Zond Systems, Inc. From the Partnership's formation in 1984 until June 24, 1988, PanAero Management Corporation ("PAMC"), a California corporation wholly owned by PanAero Corporation ("PanAero"), served as the other general partner of the Partnership. PAMC was removed as a general partner effective June 24, 1988, by a vote of the partners of the Partnership and became a substituted limited partner.

 Until July 28, 1988, the Windsystem was managed, operated and maintained by Mesa Wind Developers ("Mesa"), a joint venture composed of EWS and PanAero California, Ltd., an affiliate of PanAero ("PACL") pursuant to a now terminated agreement (the "Mesa Agreement"). Following the removal of PAMC, EWS has performed such functions pursuant to a windsystem management agreement dated July 27, 1988 (the "Management Agreement") that terminates on December 31, 2004.

 On January 3, 1997 Zond's parent, Zond Corporation, became a wholly-owned subsidiary of Enron Renewable Energy Corporation, which is majority owned by Enron Corp. In May 1997, the name of Zond Corporation was changed to Enron Wind Corp. Enron Corp., headquartered in Houston, Texas, is the world's leading integrated energy company. Enron Corp., which owns approximately $30 billion in energy related assets, delivers physical commodities and risk management and financial services to provide energy solutions to customers around the world. Enron Corp.'s Internet address is www.enron.com, and its stock is traded on the New York Stock Exchange under the ticker symbol, "ENE."

 In order to purchase the Turbines (the "Purchase Note Financing"), the Partnership paid $26,500,000 of the Windsystem's purchase price by issuing non-recourse promissory notes (the "Purchase Notes") to Mesa Construction Company ("MCC"), a California joint venture composed of affiliates of ZWMC and -1-

PAMC, which subcontracted the construction of the Windsystem to EWS. In order to pay for the construction of the Windsystem, MCC borrowed $16,000,000 (the "Term Loan") from a syndicate of lenders (the "Windsystem Lender") and pledged the Purchase Notes and their underlying security interests to the Windsystem Lender as collateral. MCC and such financing were the subjects of a bankruptcy proceeding. See "MCC Bankruptcy." In September of 1993, MCC repaid the Term Loan in full.

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

 During 1998, SCE purchased an aggregate of 50,966,000 kWh of electricity from the Partnership for an aggregate purchase price of approximately $5,199,000. See Part II, Item 6 hereof for the amounts of revenue, operating loss and assets of the Partnership for the fiscal years 1994 through 1998.

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

Windsystem Performance

 The Windsystem commenced operation in November of 1984. The Windsystem's annual electrical power production was originally projected to be 74,761 megawatt-hours per full calendar year. These annual production projections -2-
were based upon forecasted average wind speed at the Operating Site estimated by the Partnership's independent wind consultants. The Windsystem actually produced 43,768, 45,334, 52,686, 43,799, and 50,966 megawatt-hours for calendar years 1994, 1995, 1996, 1997, and 1998 respectively.

 The wind speed at the Operating Site was measured using an instrument called an anemometer, a device that records wind speeds at designated intervals over long periods of time. The consultants used data from anemometers that were located in the general area of the proposed Windsystem site and recorded data for the years 1979, 1980, and 1983. Based upon operating experience, it is now known that wind resources should be measured in close proximity to each individual turbine site, not merely across a windsystem site. The varying topography at a windsystem site can create significant differences in the wind resource to which each individual turbine would be exposed depending on its location. Measurement is now typically accomplished by deploying more anemometers in the specific areas of prospective turbine sites.

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

The Plan

 Following the removal of PAMC as a general partner, the Partnership began implementing a plan (the "Plan") to improve power production and reduce operating costs of the Windsystem. The Plan consisted of a series of mechanical upgrades, as well as financial and administrative improvements. The bulk of the funding needed to implement the Plan was obtained through the settlement of the dispute with Cal Union. Implementation of the Plan was subject to certain criteria and procedures imposed in connection with MCC's bankruptcy reorganization plan. See "MCC Bankruptcy." For a discussion of the use of settlement funds, see "Settlement of Performance Policy".

 The mechanical upgrades consisted of repitching and taping some of the original Turbine blades, replacing certain Turbine blades, modifying the Turbine yaw system and removal of the smaller of the two generators that were part of each Turbine. Each upgrade was economically ranked to gain the greatest benefit in comparison to cost, due to the limited funds available.

 Many of the original Turbine blades exhibited stress cracks, which, in some cases, required the affected Turbines to be shut down. The Partnership replaced blades on 143 Turbines because of the poor condition of such blades. Consistent with the cost/benefit analysis discussed above, the blades on the remaining 157 Turbines were not replaced because their condition was relatively good. The Partnership believes that the original Turbine blades were not properly fabricated and could not be permanently repaired. The Turbine blades were originally manufactured by a supplier to Vestas, the manufacturer of the Turbines. Both Vestas and the supplier declared bankruptcy in the mid 1980's. The Partnership was not, and is not, able to pursue either company to recoup any of the losses. Therefore, the Plan included the design, manufacture and installation of new blades. The new blades were designed and tested by LACADRE, Inc., an independent Los Angeles-based aeronautical engineering firm, with the assistance of EWS's technical staff.

 The Plan also included the relocation of 52 Turbines from their original pads to new pads that were expected to experience higher average wind speed. Certain Turbines were also relocated to towers extended by adding a new base, thereby exposing such Turbines to higher average wind speed. The Plan was completed in 1991 for a total cost of $4,573,000.

 Implementation of the Turbine relocation phase of the Plan depended, in part, upon the approval by the United States Department of the Interior, Bureau of Land Management (the "BLM"), which owns the Operating Site. The Partnership submitted a relocation proposal to the BLM in March of 1989, as to which proposal the BLM issued formal permission on January 9, 1990, substantially in accordance with EWS's requests. To gain the BLM's permis-sion, the Partnership agreed to the relocation of 22 additional Turbines to locations less visible to the Palm Springs area. The Partnership acceded to the BLM's requests, under the provisions that the relocations were to be at no cost to the Partnership and that the less visible sites were to be equal to or better than the original locations in terms of wind energy. Funds to pay for such relocations were provided by the BLM from the rental income that it receives from Mesa Wind Developers ("MWD"), which income MWD, in-turn, receives from the Partnership. The Partnership completed such relocations during 1992.

Settlement of Performance Policy

 The Partnership's lower than projected energy production had been partially offset by payments from Cal Union under the Performance Policy, which Policy has been terminated. See "Windsystem Performance". Prior to its termination, the Performance Policy had been due to expire in December of 1989, subject to the Partnership's option to renew at a premium that was to have been based upon a formula substantially dependent upon losses incurred under the Policy. However, Cal Union and the Partnership, EWS, and certain EWS affiliates entered into a Settlement Agreement and Mutual Special Release dated April 12, 1989, to terminate the Performance Policy in settlement of a dispute. In exchange for mutual releases, a dismissal of a Cal Union lawsuit for rescission and reformation of the Policy, and a termination of the Policy, and following bankruptcy court approval in November 1989, Cal Union paid $11,230,000, allocated 68.04% to the Partnership and 31.96% to ZP-II, whose facility was also covered by the Policy. Cal Union received a credit of $258,000 for amounts paid to the Partnership and ZP-II in the fourth quarter of 1988. The settlement payment to the Partnership was in addition to claims already paid under the Policy, which totaled approximately $5,700,000 prior to termination of the Policy, of which $168,000 was credited against its share of the $11,230,000 settlement amount plus $534,889 of accrued interest, which was approximately $7,828,823. Under the Reorganization Plan (as defined in "MCC Bankruptcy"), $6,600,000 of the settlement proceeds were allocated to the Plan and a similar improvement plan for ZP-II and were held in special accounts to be disbursed as necessary to implement such improvement plans. The

Partnership's share of the settlement amount was substantially in excess of the $2,211,000 of premiums paid by the Partnership under the Policy, and in excess of the $4,573,000 cost of implementing the mechanical upgrades under the Plan. The excess settlement funds were paid to MCC to reduce notes receivable. MCC utilized such funds to pay third-party lenders who had provided the financing to MCC to build the Windsystem. See "MCC Bankruptcy".

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

 On December 23, 1987, PanAero Omega, Ltd. ("PanAero Omega") an affiliate of PAMC, acting as one of the joint venture partners of MCC and without the knowledge of Zond Construction Company ("ZCC"), the EWS affiliate that serves as the other joint venture partner, filed an involuntary petition in bankruptcy against MCC under Chapter 11 of the Federal Bankruptcy Act, as amended, in the United States Bankruptcy Court for the Eastern District of California (the "Bankruptcy Court") for the purpose of staying the threatened foreclosure by the Windsystem Lender. A similar petition was filed with respect to Mesa Construction Company II ("MCC II") from whom ZP-II purchased its windsystem pursuant to a similar financing arrangement with the Windsystem Lender.

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

 In connection with the Reorganization Plan, the Partnership agreed to make distributions to its Limited Partners only if certain financial ratios and reserve levels are met. Specifically, the Partnership will be able to make distributions to the Limited Partners only after two years have elapsed from Bankruptcy Court approval of the Reorganization Plan and if the aggregate reserves held by the Partnership and MCC are $3,600,000 or more, after giving effect to the then-current debt service payments and to the proposed distributions to the Limited Partners and any distributions to the joint venture partners of MCC. In addition, the reserves held by the Partnership must be at least $5,000 per Turbine, after giving effect to the proposed distributions, and the ratio of the Partnership's net operating cash flow to the debt service under the Term Loan (annualized based on the previous year's audited financial statements) must be at least 1.4. Finally, no defaults must exist with respect to the Purchase Notes and the Term Loan. As of the date of this Annual Report, the Partnership has been and remains unable to make distributions to the Limited Partners.

 Financial and Operational Requirements.  Pursuant to the Reorganization
Plan, the Partnership's interest obligation on the Purchase Notes was reduced two percent (2%) from thirteen percent (13%) to eleven percent (11%) beginning January 1, 1990. The Partnership is required to carry certain property/casualty/earthquake insurance but no systems performance insurance. The Partnership was required to provide the Windsystem Lender with certain periodic financial and budget reports. The Turbines were required to have availability factors of at least 90% for any three-month period except for periods of external catastrophes and implementation of the Plan. The Windsystem Lender also was granted security interests in the SCE power payment account and the Management Agreement. In addition, all Partnership bank accounts were held at a bank of the Windsystem Lender's choice, subject to security interests in favor of the Windsystem Lender. In September of 1993, MCC repaid the Term Loan in full.

Research and Development

 Windsystem performance research and development actuated under the Plan were conducted and funded by other entities. For discussion of the Plan, see "The Plan." EWS, in cooperation with Dean Witter Reynolds Inc. ("Dean Witter") and LACADRE, developed the Turbine modifications carried out under the Plan. (Dean Witter was the Partnership's original placement agent for the sale of units of limited partnership interests in the Partnership ("Units") and is a Special Limited Partner of the Partnership.) Cal Union's independent engineering consultants, R. Lynette and Associates, Inc., reviewed and approved the modifications. As discussed under "Settlement of Performance Policy," Cal Union funded the modifications. Dean Witter funded the design and testing of the new Turbine blades installed under the Plan.

 Any current research and development expenses related to improvement of wind turbine electric generating facility performance are shared, proportionately, by the Partnership with other programs that EWS manages. The Partnership's on-going share is not material.

Employees

 The Partnership has no employees. EWS manages, operates, and maintains the Windsystem pursuant to the Management Agreement, and renders semi-annual accountings and operating reports to the partners regarding the Windsystem. Any remaining day-to-day activities of the Partnership are attended to by the General Partner which utilizes employees of EWS.

ITEM 2.     PROPERTIES

 The Windsystem (an integrated electric power generating facility located at the Operating Site) consists of 300 Turbines and certain infrastructural improvements. Each Turbine has a rated capacity of 65 kilowatts, and the Turbines have an aggregate rated capacity of 19.5 megawatts. The electricity generated by the Turbines is sold by the Partnership to SCE. The Partnership depends solely upon production from the Windsystem and the resulting revenues to fund all operations of the Windsystem, repay debt, administer the Partnership, and make distributions to its partners. From the commencement of operation of the Windsystem in November of 1984 through December 31, 1998, the Windsystem has produced 559,000 megawatts of power. See Item 1. "BUSINESS - Introduction."

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

 The Partnership owns the Turbines, including the supporting towers and related concrete support pads and controllers. Pursuant to the Right-of-Way Grant, Mesa has rights to develop wind energy resources at the Operating Site, which includes roads, fences, the power transfer system, the substation and maintenance facilities. The Partnership uses the Operating Site pursuant to a 20-year easement granted by Mesa under the terms of a Wind Park Easement Agreement dated as of September 7, 1984 (the "Wind Park Easement Agreement").

 Mesa has also granted ZP-II a similar easement for the installation and operation of wind turbines. ZP-II has installed 160 wind turbines near the Operating Site. The general partner of ZP-II is an affiliate of the General Partner. The facilities on the Operating Site, such as roads, fences, the power transfer system, the substation and maintenance facilities, are also utilized by ZP-II.

 Mesa was granted an easement in perpetuity by Seymour Lazar and Alyce Lazar (the "Lazar Easement") over certain real property (the "Lazar Real Property") located immediately adjacent to the Operating Site. The Lazar Easement was recorded on June 28, 1990, in the County of Riverside.

ITEM 3.     LEGAL PROCEEDINGS

PanAero State Litigation

 In July of 1995, PanAero, among other plaintiffs, filed a lawsuit entitled, PanAero Management Corporation et al. v Zond Systems, Inc., et al., Los Angeles Superior Court Case No. BC 130959. The plaintiffs alleged that defendants improperly allocated certain expenses to the Partnership and ZPII. Plaintiffs were seeking equitable relief and damages in
-7-
excess of $6.9 million. The case went to trial before Retired Judge Leon Savitch, acting as Referee, during the last quarter of 1997 and was completed in January of 1998. On March 23, 1998, the Referee, entered his judgment and found for the defendants on each of the plaintiffs' claims. The Referee further determined that the defendants were entitled to recover all of their court costs and legal fees, totaling approximately $1.9 million, from plaintiffs. To the extent the court costs and legal fees are not recovered from plaintiffs, defendants retain the right to seek reimbursement. On July 22, 1998, Los Angeles Superior Court Judge Valerie Baker, entered as the Court's order, the findings of the Referee. Plaintiffs have appealed the Court's order, which appeal is pending. Additionally, the defendants brought separate actions against plaintiffs (including certain board members) for, among other things, collection and malicious prosecution. Such actions are in the discovery stage.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of Limited Partners during the fourth quarter of the fiscal year ended December 31, 1998.

                              PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

Market Information

 There is no established public trading market for the Partnership's
Units.

Holders

 At December 31, 1998, there were 884 holders of record of the Partnership's 1,190 Units.

Cash Distributions

 The Partnership Agreement provides that distributions of "Distributable
Cash" (as defined in the Partnership Agreement) are to be made as determined by the General Partner in accordance with the terms of the Partnership Agreement. Cash distributions are to be made 99% to the Partnership's Limited Partners and 1% to the General Partner and PAMC until the date on which the Limited Partners have received, in the aggregate, cumulative cash distributions of at least $10,000,000.

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

ITEM 6.     SELECTED FINANCIAL DATA

 From and after 1987, the Partnership's accounting records have been maintained on a federal tax accrual basis, consistent with appropriate provisions of the Internal Revenue Code.  Such records have been adjusted to reflect generally accepted accounting principles for purposes of filings with the Securities and Exchange Commission.  A reconciliation between the
Partnership's income tax basis financial statements and its generally accepted accounting principles financial statements and the description of the effect of the change from cash to accrual basis accounting are described in Notes to the Financial Statements - Notes 6 and 2, respectively, which are incorporated herein by reference.
                                As of and for the Year Ended December 31,
                                              (in thousands)
                             1998      1997      1996      1995       1994
Revenues                   $ 5,199   $ 4,507   $ 5,419   $ 4,669     $ 4,489
Net loss                      (185)  ( 1,061)   (  543)   (1,412)     (1,743)
Per Unit:
Net loss                         0        (1)       (1)       (1)         (1)
Distributions                    0         0         0         0           O
Partners' capital                0        (1)        1         1           2
Total assets                15,561    18,006    20,839    23,061      25,599
Long-term debt               9,302    11,700    13,814    15,678      17,321
Partners' capital             (285)     (100)      961     1,504       2,916

All per Unit values were calculated utilizing 1,190 Units and including General Partners' and Substituted Limited Partner's amounts.

 The accompanying notes are an integral part of these financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

 The Partnership continues to experience a lack of liquidity primarily due to a continued short-fall in revenues from operations in comparison to the costs and expenses of operations. Accordingly, interest payments on the Purchase Notes in the aggregate amount of $3,819,000 and $4,049,000 were in arrears at December 31, 1998 and December 31, 1997, respectively. The General Partner believes that all amounts due under the Purchase Notes will not be paid by their scheduled maturity date of 2002. The covenant violations give MCC the rights of foreclosure against the collateral of its loans as defined in the Purchase Note agreements. Zond Construction Corporation, a joint venture partner of MCC, has granted a waiver of its rights to foreclose on the note payment defaults through December 31, 1999. The Partnership expects that it will continue to experience poor liquidity and to defer certain payments on the Purchase Notes. See "Results of Operations."

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

 The Partnership has no current or planned commitments for capital expenditures as of December 31, 1998.

Year 2000 Disclosure

 The Year 2000 problem results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. The use of two digits was a common practice for decades when computer storage and processing was much more expensive than today. When computer systems must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. For example, computer programs that have date-sensitive features may recognize a date represented by "00" as the year 1900, instead of 2000. These errors or failures may have limited effects, or the effects may be widespread, depending on the computer chip, system or software, and its location and function.

State of Readiness:

 The general partner of the Partnership, ZWMC is a wholly owned subsidiary of Enron Wind Systems, Inc., a wholly owned subsidiary of Enron Wind Corp. ("EWC"). EWC is a wholly owned subsidiary of Enron Renewable Energy Corporation, which is majority owned by Enron Corp. ("Enron"). Enron's Board of Directors have been briefed about the Year 2000 problems generally and as it may affect Enron. The Board has adopted a Year 2000 plan (the "Plan") covering all of Enron's business units. The aim of the Plan is to take reasonable steps to prevent Enron's mission-critical functions from being impaired due to the Year 2000 problem. "Mission-critical" functions are those critical functions whose loss would cause an immediate stoppage of or significant impairment to major business areas (a major business area is one of material importance to Enron's business).

 Implementation of Enron's Year 2000 plan is directly supervised by a Senior Vice President who is aided by a Year 2000 Project Director. The Project Director coordinates the implementation of the Plan among Enron's business units. As part of the overall Plan, each business unit in turn has developed, and is implementing, a Year 2000 plan specific to it. Enron also has engaged outside consultants, technicians and other external resources to aid in formulating and implementing the Plan.

 As a portion of one of Enron's business units, EWC is implementing its plan (the "EWC Plan"), which will be modified as events warrant. Any potential Year 2000 problems of the Partnership will be addressed under the EWC Plan. Under the EWC Plan, EWC will continue to inventory its mission-critical computer hardware and software systems and embedded chips (computer chips with date-related functions, contained in a wide variety of devices); assess the effects of Year 2000 problems on the function of EWC's business; remedy systems, software and embedded chips in an effort to avoid material disruptions or other material adverse effects on mission-critical functions, processes and systems; verify and test the mission-critical systems to which remediation efforts have been applied; and attempt to mitigate those mission-critical aspects of the Year 2000 problem that are not remediated by January 1, 2000, including the development of contingency plans to cope with the mission-critical consequences of Year 2000 problems that have not been identified or remediated by that date.

 The EWC Plan recognizes that the computer, telecommunications, and other systems ("Outside Systems") of outside entities ("Outside Entities") have the potential for major, mission-critical, adverse effects on the conduct of EWC's business. EWC does not have control of these Outside Entities or Outside Systems. However, EWC's Plan includes an ongoing process of identifying and contacting Outside Entities whose systems, in EWC's judgment, have or may have a substantial effect on EWC's ability to continue to conduct the mission-critical aspects of its business without disruption from Year 2000 problems. The EWC Plan envisions EWC's attempting to inventory and assess the extent to which these Outside Systems may not be "Year 2000 ready" or "Year 2000 compatible". EWC will attempt reasonably to coordinate with these Outside Entities in an ongoing effort to obtain assurance that the Outside Systems that are mission-critical to EWC will be Year 2000 compatible well before January 1, 2000. Consequently, EWC will work prudently with Outside Entities in a reasonable attempt to inventory, assess, analyze, convert (where necessary), test, and develop contingency plans for EWC's connections to these mission-critical Outside Systems and to ascertain the extent to which they are, or can be made to be, Year 2000 ready and compatible with EWC's mission-critical systems.

 It is important to recognize that the processes of inventorying, assessing, analyzing, converting (where necessary), testing, and developing contingency plans for mission-critical items in anticipation of the Year 2000 event are necessarily iterative processes. That is, the steps are repeated as EWC learns more about the Year 2000 problem and its effects on EWC's internal systems and on Outside Systems, and about the effects that embedded chips may have on Enron's systems and Outside Systems. As the steps are repeated, it is likely that new problems will be identified and addressed. EWC anticipates that is will continue with these processes through January 1, 2000 and, if necessary based on experience, into the Year 2000 in order to assess and remediate problems that reasonably can be identified only after the start of the new century.

 As of March 1999, EWC has completed its inventory and assessment of all mission-critical internal systems including its hardware and software systems and embedded chips. Some systems have been remedied, tested and appear to be Year 2000 compatible. The remaining mission-critical systems which have been identified will be remedied and tested prior to September 30, 1999.

 EWC has contacted all major suppliers which it has identified as being mission-critical. The responses to these inquiries are currently being analyzed and any Year 2000 problems will be addressed by June 30, 1999.

Costs to Address Year 2000 issues:

 EWC has not incurred material historical costs for Year 2000 awareness, assessment, analysis, conversion, testing, or contingency planning. Further, EWC anticipates that its future costs for these purposes, including those for implementing its Year 2000 contingency plans, will not be material.

 Although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the Summary section below, that the actual costs of implementing the EWC Plan will not differ materially from the estimated costs or that EWC will not be materially adversely affected by Year 2000 issues.

Year 2000 Risk Issues:

 Potential shortcoming. EWC estimates that its internal systems will be Year 2000-ready substantially before January 1, 2000. However, there is no assurance that the EWC Plan will succeed in accomplishing its purposes or that unforeseen circumstances will not arise during implementation of the EWC Plan that would materially and adversely affect EWC.

 Cascading effect. EWC is taking reasonable steps to identify, assess, and, where appropriate, replace devices that contain embedded chips. Despite these reasonable efforts, EWC anticipates that it will not be able to find and remediate all embedded chips in its systems. Further, EWC anticipates that Outside Entities on which EWC depends also will not be able to find and remediate all embedded chips in their systems. Some of the embedded chips that fail to operate or that produce anomalous results may create system disruptions or failures. Some of these disruptions or failures may spread from the systems in which they are located to other systems in a cascade. These cascading failures may have adverse effects on EWC's ability to serve its customers and otherwise fulfill certain contractual and other legal obligations. The embedded chip problem is widely recognized as one of the more difficult aspects of the Year 2000 problem across industries and throughout the world. EWC believes that the possible adverse impact of the embedded chip problem is not, and will not be, unique to EWC.

 Third parties. EWC cannot assure that suppliers upon which it depends for essential goods and services will convert and test their systems and processes in a timely and effective manner. Failure or delay to do so by all or some of these entities, including U.S. federal, state or local governments and foreign governments, could create substantial disruptions having a material adverse effect on EWC's business.

Contingency Plans:

 As part of the EWC Plan, EWC is developing contingency plans that deal with two aspects of the Year 2000 problem: (1) that EWC, despite its good-faith, reasonable efforts, may not have satisfactorily remediated all of its internal systems; and (2) that Outside Systems may not be Year 2000 ready, despite EWC's good-faith, and reasonable efforts to work with Outside Entities. EWC's contingency plans are being designed to minimize the disruptions or other adverse effects resulting from Year 2000 incompatibilities regarding these functions or systems, and to facilitate the early identification and remediation of Year 2000 problems that first manifest themselves after January 1, 2000.

 EWC's contingency plans will contemplate an assessment of all its mission-critical internal information technology systems and its internal operational systems that use computer-based controls. This process will commence in the early minutes of January 1, 2000, and continue for hours, days, or weeks as circumstances require. Further, EWC will in that time frame assess any mission-critical disruptions due to Year 2000-related failures that are external to EWC. The assessment process will cover, for example, loss of electrical power from utilities and telecommunications services from carriers.

Worst Case Scenario:

 The Securities and Exchange Commission requires that public companies forecast the most reasonably likely worst case Year 2000 scenario. In doing so, EWC is assuming that the company's Year 2000 plan will not be effective. Analysis of the most reasonably likely worst case Year 2000 scenarios EWC may face leads to contemplation of the following possibilities which, though unlikely in some or many cases, must be included in any consideration of worst cases:
widespread failure of electrical, gas, and similar supplies by utilities serving EWC; widespread disruption of the services of communications common carriers; similar disruptions to means and modes of transportation for EWC and its employees, contractors, suppliers, and customers; significant disruption to EWC's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of EWC's information (computer) hardware and software systems, including both internal business systems and systems (such as those with embedded chips) controlling operational facilities such as electrical generation, transmission, and distribution systems and oil and gas plants and pipelines; and the failure of Outside Systems, the effects of which would have a cumulative material adverse impact on EWC's systems. Among other things, EWC could face substantial claims by customers or loss of revenues due to service interruptions, inability to fulfill contractual obligations, inability to account for certain revenues or obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following failures, and the execution of contingency plans. EWC could also experience an inability by customers, vendors, and others to pay, on a timely basis or at all, obligations owed to EWC. Under these circumstances, the adverse effect on EWC, and the diminution of EWC's revenues, would be material, although not quantifiable at this time. Further in this scenario, the cumulative effect of these failures could have a substantial adverse effect on the economy. The adverse effect on EWC, and the diminution of EWC's revenues is likely to be material, although not quantifiable at this time.

 EWC will continue to monitor business conditions with the aim of assessing and quantifying material adverse effects, if any, that result or may result from the Year 2000 problem.

Summary:

 EWC has a plan to deal with the Year 2000 challenge and believes that it will be able to achieve substantial Year 2000 readiness with respect to the internal systems that it controls. However, from a forward-looking perspective, the extent and magnitude of the Year 2000 problem as it will affect EWC, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among these are: the difficulty of locating "embedded" chips that may be in a great variety of hardware used for process or flow control, environmental, transportation, access, communications and other systems; the difficulty of inventorying, assessing, remediating, verifying and testing Outside Systems; the difficulty in locating all software (computer code) internal to EWC that is not Year 2000 compatible; and the unavailability of certain necessary internal or external resources, including but not limited to trained hardware and software engineers, technicians, and other personnel to perform adequate remediation, verification and testing of EWC systems or Outside Systems. Accordingly, there can be no assurance that all of EWC's Systems and all Outside Systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to EWC's business. If, despite EWC's reasonable efforts under its Year 2000 Plan, there are Year 2000-related failures that create substantial disruptions to EWC's business, the adverse impact on EWC's business could be material. Additionally, Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems and similar events. Moreover, the estimated costs of implementing the EWC Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite EWC's implementation of the EWC Plan.

Results of Operations

    Year Ended December 31, 1998, Compared to Year Ended December 31, 1997

 The net loss in 1998 was $184,000 compared to a net loss of $1,061,000 in 1997 -- an 83% decrease. This positive fluctuation was largely the result of increased power sales. Power sales increased 16% this year compared to last year as the result of higher production. Production for the year was 16% higher than last year as the result of the higher wind energy levels during the year; an average of 4.84% higher than last year and 1.58% higher than aggregate historical average. The Windsystem produced 50,966 megawatt hours in 1998, versus 43,799 megawatt hours in 1997. System availability has remained at a high level -- averaging 96.0% in 1998 and 1997. Total operating expenses were 2.5% lower than in 1997. Interest expenses decreased due to lower average principal balances on the Purchase Notes outstanding during 1998. Management and easement expenses increased compared to last year as a result of the power sales increase. Maintenance expense increased 3.0% from last year substantially due to brake repairs and yaw parts replacement. Insurance expense decreased 19.8%, which is attributable to historical low loss experience, asset devaluation, and the packaging of all turbine projects EWS operates under one policy. Administrative expenses are 2% lower due to lower costs for tax preparation and annual financial accounting audits. Administrative costs also include costs of the Partnership's participation through EWS in wind energy associations and political contributions.

 Changes are taking place in the electric power industry as the result of deregulation. Future proposals that may go before the California Public Utility Commission and or the state and federal government could result in additional changes to power markets and existing power purchase contracts.
The on-going modifications to the industry as a result could directly or indirectly effect the price the Partnership receives for its power.
Therefore, EWS as the general partner, in conjunction with the Partnership and other wind energy partnerships operated by EWS and its affiliates, has taken a leadership role in seeking to protect the partnerships to the extent possible from the impacts of electric power industry deregulation. Contributions to various trade associations are part of this effort.

 The Partnership's overall financial condition worsened during 1998, primarily due to a continued shortfall in revenues from operations in comparison to the costs and expenses of operations. During 1998, total partners' capital decreased $185,000 from ($100,000) to ($285,000) and Limited Partners' capital decreased $183,000 from ($683,000) to ($866,000). This represents a total decrease of $155 per Unit. Based on historical average wind speed and current cost levels, the Partnership expects to
-14-
continue to suffer net annual operating losses. The Partnership expects that its overall financial condition will continue to worsen for the foreseeable future.

    Year Ended December 31, 1997, Compared to Year Ended December 31, 1996

 The net loss in 1997 was $1,061,000 compared to a net loss of $543,000 in 1996 -- a 95% increase. This negative fluctuation was largely the result of decreased power sales. Power sales decreased 17% for the year ended December 31, 1997 compared to the year ended December 31, 1996 as the result of lower production. Production for the year 1997 was 16% lower than 1996 as the result of the lower wind energy levels during the year 1997; an average of 11.5% lower than 1996 and 5.5% lower than aggregate historical average. The Windsystem produced 43,799 megawatt hours in 1997 versus 52,686 megawatt hours in 1996. System availability has remained at a high level -- averaging 96.0% in 1997, which is higher than the 1996 average availability of 95.3%. Total operating expenses were 6.6% lower than in 1996. Interest expenses decreased due to lower average principal balances on the Purchase Notes outstanding during 1997. Management and easement expenses decreased compared to 1996 as a result of the power sales decrease. Maintenance expense decreased 10% from 1996 substantially due to reduced yaw, generator and nacelle parts replacement, along with the associated reduction in labor costs and outside services. Insurance expense decreased 37%, which is attributable to historical low loss experience, asset devaluation, and the packaging of all turbine projects EWS operates under one policy. Administrative expenses are 5% lower due to lower costs for tax preparation and annual financial accounting audits. Administrative costs also include costs of the Partnership's participation through EWS in wind energy associations and political contributions.

 Changes are taking place in the electric power industry as the result of deregulation. Future proposals that may go before the California Public Utility Commission and or the state and federal government could result in additional changes to power markets and existing power purchase contracts.
The on-going modifications to the industry as a result could directly or indirectly effect the price the Partnership receives for its power.
Therefore, EWS as the general partner, in conjunction with the Partnership and other wind energy partnerships operated by EWS and its affiliates, has taken a leadership role in seeking to protect the partnerships to the extent possible from the impacts of electric power industry deregulation. Contributions to various trade associations are part of this effort.

 The Partnership's overall financial condition worsened during 1997 primarily due to a continued shortfall in revenues from operations in comparison to the costs and expenses of operations. During 1997, total partners' capital decreased $1,061,000 from $961,000 to ($100,000) and Limited Partners' capital decreased $1,051,000 from $368,000 to ($683,000). This represents a total decrease of $892 per Unit. Based on historical average wind speed and current cost levels, the Partnership expects to
-15-
continue to suffer net annual operating losses. The Partnership expects that its overall financial condition will continue to worsen for the foreseeable future.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The financial statements of the Partnership, together with the reports thereon of Arthur Andersen LP and PricewaterhouseCoopers LLP, filed as a part of this report and listed in response to Part IV, Item 14 hereof, are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Price Waterhouse LLP, now known as PricewaterhouseCoopers LLP, was engaged by the General Partner as the Partnership's independent certified public accountants for the fiscal year ended December 31, 1996. On November 17, 1997 the General Partner dismissed PricewaterhouseCoopers LLP and engaged Arthur Andersen LLP to serve as the Partnership's independent certified public accountants.

 The report of PricewaterhouseCoopers LLP with respect to the Partnership's financial statements for the fiscal year ended December 31, 1996, does not contain any adverse opinion or disclaimer of opinion, or was not qualified or modified as to uncertainty, audit scope or accounting principles. During the period commencing January 1, 1996 and ending November 17, 1997 there were no disagreements between the Partnership and PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused it to make reference to the subject matter of a disagreement in connection with its reports. During the period commencing January 1, 1996 and ending November 17, 1997 there were no "reportable events" as defined in the rules and regulations of the Securities and Exchange Commission.

                            PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 The General Partner of the Partnership is ZWMC. Pursuant to a vote of the Partners of the Partnership on June 24, 1988, PAMC was removed as a general partner of the Partnership and became a substituted general partner.

Rights and Powers of the General Partner

 Under the terms of the Partnership Agreement, the General Partner holds the exclusive right to manage the business and affairs of the Partnership.
The Limited Partners are not entitled to exercise any rights or powers to manage the business and affairs of the Partnership. The Limited Partners have voting rights only with respect to certain fundamental changes in the nature and operation of the Partnership, as set forth in the Partnership Agreement. -17-

 ZWMC is a California corporation wholly-owned by EWS. ZWMC was formed on June 14, 1984, solely for the purpose of serving as a general partner of the Partnership and has served as a general partner since the Partnership's formation. ZWMC's principal executive offices are located at 13000 Jameson Street, Tehachapi, California 93581.

 Set forth below is certain information regarding the officers and directors of ZWMC. EWS alone determines who serves as the directors of ZWMC.
          Name                 Age            Position

    Kenneth C. Karas            45        President, Chief Executive
                                          Officer, Chief Financial
                                          Officer, and a Director

    James V. Derrick, Jr.       54        Director


    Adam S. Umanoff             39        Senior Vice President, Secretary,
                                          and a Director

 Kenneth C. Karas.  Mr. Karas joined EWS as Vice President - Finance in
1983 and became its Executive Vice President in 1985. Mr. Karas has served as EWS's Chief Executive Officer since January of 1991, as its President since January of 1986, and as its Chief Operating Officer and Chief Financial Officer since February of 1985. Immediately prior to joining EWS, Mr. Karas was Vice-President - Corporate Banking for Scandinavian Bank Group plc, where he was actively involved in financing the energy industry. From 1979 to 1982, Mr. Karas was an officer with Security Pacific National Bank's international banking group.

 James V. Derrick, Jr. Mr. Derrick has served as Senior Vice President and General Counsel of Enron Corp. since June 1991. Prior to joining Enron Corp. in 1991, Mr. Derrick was a partner at the law firm of Vinson & Elkins L.L.P. for more than 13 years. Mr. Derrick is also a director of Enron Oil & Gas Company.

 Adam S. Umanoff. Mr. Umanoff has served as EWS's Senior Vice President, General Counsel and Secretary since June 1994. Prior to joining EWS, Mr. Umanoff was a partner with the law firm of Morrison & Foerster L.L.P.

Delegation of Management

 ZWMC has delegated certain aspects of the operation, management, maintenance and repair of the Windsystem to EWS pursuant to the Management Agreement.


ITEM 11.    EXECUTIVE COMPENSATION

 As the Partnership has no employees, it does not pay executive compensation to any individual. The General Partner participates in the profits and losses of the Partnership by virtue of its partnership interest, and EWS receives payment under the Management Agreement for services rendered thereunder. Prior to the termination of the Mesa Agreement, Mesa received compensation for its services rendered thereunder. Officers and members of the Board of Directors of the General Partner are not compensated for their services in those capacities.

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

 The General Partner and PAMC are entitled to receive one percent of all non-liquidating distributions made through the date on which the Limited Partners have received cumulative cash distributions of at least $10,000,000, such distributions to be shared equally. After at least $10,000,000 has been distributed to the Limited Partners on a cumulative basis, the General Partner and PAMC will receive 20% of non-liquidating distributions, such distributions to be shared equally. The Partnership did not distribute any amounts to the General Partner or PAMC during the 1996, 1997, or 1998 fiscal years.

Windsystem Management Fees

 As compensation for its services under the Management Agreement, EWS receives a management fee of two percent of the Partnership's "Gross Operating Proceeds" which are defined as the gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including all proceeds of insurance paid in reimbursement of lost revenues. EWS is also reimbursed for 115% of the maintenance costs, including labor and material costs, that it incurs in the performance of services, including services by third parties, under the Management Agreement. Upon termination of the Management Agreement in December of 2004, EWS is also to receive an incentive fee equal to the balance of the cash reserve maintained in connection with Purchase Notes. At its option, EWS also is entitled to receive 10% interest on any funds advanced to or on behalf of the Partnership. For 1998, the Partnership paid EWS $100,000 for management services under the Management Agreement. In addition, the Partnership paid EWS $920,000 for cost reimbursement for maintenance expenditures.

Operating Site Rentals

 Under the Wind Park Easement Agreement, Mesa charges the Partnership and ZP-II rentals for use of the Operating Site the greater of 5% of the Partnership's Gross Operating Receipts and the Partnership's pro rata share of the payments due the BLM under the Right-of-Way Grant. For 1998, the Partnership's rental fee was $251,000.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain Beneficial Owners

 The Partnership does not know of any person (including a "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is the beneficial owner of more than five percent (5%) of the Partnership's Units.

Ownership of Management

 ZWMC owns the sole general partnership interest in the Partnership.
Neither Enron Corp., EWS, nor any officer or director of ZWMC, Enron Corp. or EWS owns any Units.

Changes In Control

 ZWMC executed a conditional resignation of its position as a General
Partner effective upon a material breach of any of its agreements contained in a Letter of Understanding dated March 24, 1988, among ZWMC, EWS, Dean Witter and certain EWS affiliates (the "Letter of Understanding") or if by December 31, 1989, the Partnership is not generating revenues which exceed 1989 adjusted expenses by $762,600, as is more particularly described in the Letter of Understanding. A material breach would include failure by ZWMC to achieve additional specified benchmarks set forth in
Exhibit I to the Letter of Understanding. Although ZWMC originally committed to implement the entire Plan by the end of 1989, and made substantial progress, the lengthy negotiation process with the Windsystem Lender and certain opposition to the Reorganization Plan, the lengthy approval process with the BLM concerning the relocation of the Turbines, and a variety of other factors out of ZWMC's control delayed full implementation of the Plan, and the General Partner believes, therefore, that no material breach of the Letter of Understanding occurred. Furthermore, if a material breach had occurred, ZWMC believes that its resignation as the General Partner would breach the Partnership Agreement.

 This description of the terms of ZWMC's conditional resignation is qualified in its entirety by the Letter of Understanding, including its exhibits, a copy of which was attached as Exhibit 28.1 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.


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

 The Purchase Notes are currently payable in equal semi-annual installments of principal and interest over 18 years commencing 1984. Pursuant to the Reorganization Plan, the interest rate of the Purchase Notes at the
-20-

Partnership's option was reduced. At December 31, 1998, approximately $15,564,000 including $3,864,000 of accrued interest was due to MCC under the Purchase Notes. During 1998, the Partnership made payments of principal and interest totaling $3,807,000. See Item 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

 In September of 1993, MCC repaid the Term Loan in full. Accordingly, the following information is only relevant to periods prior to September of 1993. To secure repayment of the Term Loan, MCC in 1984 granted the Windsystem Lender a first security interest in the Turbines, the portion of the Power Agreement assigned to the Partnership by Mesa, and certain other rights. The Partnership received the Turbines, its interest in the Power Agreement, and certain other rights subject to the prior security interest in favor of the Windsystem Lender.

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

 The Windsystem Lender, MCC, and the Partnership in 1984 entered into a non-disturbance agreement under which the Windsystem Lender agreed to release its first security interest in the Turbines, the portion of the Power Agreement assigned by Mesa to the Partnership and the other rights of the Partnership subject to such security interest upon the earlier of either payment in full of the Term Loan or the indefeasible receipt by the Windsystem Lender as assignee of MCC of all amounts owed by the Partnership under the Purchase Notes which can be applied indefeasibly to the Term Loan or payments by the Partnership of all amounts due under the Purchase Notes in accordance with their terms. In 1984, the Windsystem Lender agreed that the Partnership did not have any obligation under the Term Loan, and was entitled to quiet enjoyment of the property which was subject to the prior security interest created in favor of the Windsystem Lender, so long as no event of default had occurred and was continuing under the Purchase Notes. Pursuant to the Reorganization Plan, however, the Partnership has granted the Windsystem Lender certain security interests in certain accounts and contracts to secure MCC's obligations in connection with the Term Loan, upon which the Windsystem Lender may foreclose notwithstanding the non-disturbance agreement. See First Amendment to Purchase Note and Security Agreement section 5.3.

Management of the Windsystem

 Under the Management Agreement, EWS is obligated to use its best efforts to maximize revenues from the operation of the Turbines and is required to: (1) represent the Partnership in its dealings with SCE; (2) collect all payments from SCE, as the Partnership's agent and account for and remit all sums due the Partnership; (3) pay all expenses in connection with the operation and maintenance of the Windsystem including property taxes, insurance and operating expenses; (4) provide quarterly accountings and operating reports for the Turbines to the Partnership; (5) maintain the Turbines in accordance with the manufacturer's maintenance manual and standard maintenance practices; (6) monitor and supervise all insurance and warranty claims concerning the Turbines; (7) comply with all governmental regulations and directives, including compliance with the operating conditions in the Right-of-Way Grant; and (8) perform such other services incidental to the operation of the Turbines as may from time to time be reasonably necessary or appropriate. EWS also performs similar management functions for ZP-II.

 The Management Agreement allows the Partnership to remove EWS as the operating agent if EWS fails adequately to maintain and operate the Turbines or if the Partnership in good faith determines that EWS is guilty of negligence, fraud or willful misconduct in the performance of its duties and responsibilities under the Management Agreement. Pursuant to an amendment in connection with the Reorganization Plan, the Management Agreement terminates upon material breach by any of the EWS affiliated parties of the Letter of Understanding. See "Item 12. - Change in Control."

 The description of EWS's compensation under the Management Agreement contained under the caption "Item 11. EXECUTIVE COMPENSATION - Windsystem Management Fees" is incorporated herein by reference.

Windpark Easement Agreement

 The information contained under the caption "Item 2. PROPERTIES" is hereby incorporated by reference.

 Effective January 1, 1996, BLM changed Mesa's annual rental payment due under the Right-of-Way Grant from the greater of a fixed fee of $237,000 based on acreage utilized or 2% of gross revenues from the sale of electricity to a flat rent of $79,000. Rental payments may be adjusted by the BLM annually to reflect any change in the fair rental value of the Operating Site which may result in revised easement payments by the Partnership to Mesa. See. "Item
11. - Operating Site Rentals."

 EWS, PanAero, and their affiliates have developed and sold additional wind turbines on the Operating Site other than the Turbines. The Windpark Easement Agreement requires that Mesa comply fully with all the conditions of the Right-of-Way Grant in these developments and not to disturb or otherwise interfere materially with the operation of the Turbines.

                               PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a).1     Financial Statements

            Reports of Independent Public Accountants

            Financial Statements

                 Balance Sheets at December 31, 1997, and
                   December 31, 1998

                 Statements of Operations for the years ended
                   December 31, 1996, December 31, 1997, and
                   December 31, 1998

                 Statements of Changes in Partners' Capital
                   for the years ended December 31, 1996,
                   December 31, 1997, and December 31, 1998

                 Statements of Cash Flows for the years ended
                   December 31, 1996, December 31, 1997, and
                   December 31, 1998

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

   10.4 Windsystem Management Agreement dated July 27, 1988, between EWS and the Partnership, and First Amendment to Windsystem Management Agreement, (Incorporated by reference from Exhibit
        10.5 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

   10.5 Second Amendment to Windsystem Management Agreement between EWS and the Partnership (Incorporated by reference from Exhibit 10.5 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

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

   10.11 Agency Agreement dated as of September 17, 1984, among
         Partnership, ZWMC, PAMC, PanAero, EWS and Dean Witter
         (Incorporated by reference from Exhibit P to the Partnership's Registration Statement on Form 10 dated April 29, 1985).

   10.12 Settlement Agreement and Special Mutual Releases of Any and All Claims, Causes of Action, Chose in Action, etc. dated April 12, 1989, among EWS, MCC II, the Partnership, ZWMC, Zond Windsystems Management Corporation II, ZCC, Zond Construction Company II, DnC America Banking Corporation, Mesa, MCC, and Cal Union (Incorporated by reference from Exhibit 10.15 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

   10.13 Letter of Understanding and Agreement dated April 11, 1989, between DnC America Banking Corporation, ZCC, Zond Construction Company II, EWS, MCC, MCC II, the Partnership, and ZP-II
         (Incorporated by reference from Exhibit 10.16 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

   28.1 Letter of Understanding dated March 24, 1988, between Dean Witter, EWS, ZWMC, Zond Windsystem Management Corporation II, ZCC, and Zond Construction Company II (Incorporated by reference from Exhibit 28.1 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

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



  (b)   Reports on Form 8-K

   No Form 8-K was filed during the last quarter of the fiscal year ended December 31, 1998.

                                                               14(a).1

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                         A CALIFORNIA LIMITED PARTNERSHIP


                        REPORT AND FINANCIAL STATEMENTS


                        DECEMBER 31, 1996, 1997, AND 1998


                        INDEX TO FINANCIAL STATEMENTS



                                                              Page


   Reports of Independent Public Accountants                   F-1

   Financial Statements

        Balance Sheets at December 31, 1997
          and December 31, 1998                                F-3

        Statements of Operations for the years ended
          December 31, 1996, December 31, 1997, and
          December 31, 1998                                    F-4

        Statements of Changes in Partners' Capital for
          the years ended December 31, 1996, December
          31, 1997, and December 31, 1998                      F-5

        Statements of Cash Flows for the years ended
          December 31, 1996, December 31, 1997, and
          December 31, 1998                                    F-6

        Notes to Financial Statements                          F-7

To the Partners of Zond-PanAero Windsystem Partners I
(A California Limited Partnership):

We have audited the accompanying balance sheets of Zond-PanAero Windsystem Partners I, (a California Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zond-PanAero Windsystem Partners I as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As further described in the notes to the financial statements, Zond-PanAero Windsystem Partners I has extensive transactions and relationships with affiliates. Because of these relationships, it is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.


Los Angeles, California
March 24, 1999

/S/ARTHUR ANDERSEN

                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Zond-PanAero Windsystem Partners I
(A California Limited Partnership)

In our opinion, the statements of operations, of cash flows and of changes in partners' capital for the year ended December 31, 1996 present fairly, in all material respects, the results of operations and cash flows of Zond-PanAero Windsystem Partners I (the "Partnership"), a California Limited Partnership, for the year ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of the Partnership for any period subsequent to December 31, 1996.

As further described in the notes to the financial statements, the Partnership has extensive transactions and relationships with affiliates. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.




/S/Price Waterhouse LLP

Los Angeles, California
February 28, 1997

                       ZOND-PANAERO WINDSYSTEM PARTNERS I
                      (A California Limited Partnership)

                                BALANCE SHEETS

                                                 Years Ended December 31,
                                                  1997             1998
                  ASSETS

Current assets:
 Cash and cash equivalents                  $    183,000     $     10,000
 Accounts receivable                             368,000          543,000
 Prepaid insurance & other current assets         36,000           86,000

        Total current assets                     587,000          639,000

Noncurrent assets:
 Building                                         98,000           98,000
 Wind turbines                                49,561,000       49,561,000
 Less - accumulated depreciation             (32,240,000)     (34,737,000)

         Total Noncurrent assets              17,419,000       14,922,000

  Total assets                              $ 18,006,000     $ 15,561,000

    LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Accounts payable and accrued expenses      $     29,000     $     22,000
 Accounts payable to related parties             160,000          260,000
 Current portion of
   notes payable to related party              2,114,000        2,398,000
 Accrued interest payable
     to related party                          4,103,000        3,864,000

        Total current liabilities              6,406,000        6,544,000

Notes payable to related party,
 less current portion                         11,700,000        9,302,000

Commitments and contingencies
 (Notes 3, 4 and 5)

Partners' capital:
  General partner                                  1,000                0
  Limited partners                              (683,000)        (866,000)
  Substituted limited partner                      1,000                0
  Contributed capital                            581,000          581,000

        Total partners' capital                 (100,000)        (285,000)

  Total liabilities and partners' capital   $ 18,006,000     $ 15,561,000

                  See accompanying notes to financial statements.

                    ZOND-PANAERO WINDSYSTEM PARTNERS I
                    (A California Limited Partnership)

                         STATEMENTS OF OPERATIONS


                                        For the Years Ended December 31,
                                       1996           1997           1998
Revenues:
  Sales of electricity           $  5,372,000    $ 4,467,000    $ 5,199,000
  Other income                         47,000         40,000         45,000

     Total revenue                  5,419,000      4,507,000      5,244,000

Cost and expenses:
  Depreciation                      2,497,000      2,497,000      2,497,000
  Interest expense                  1,855,000      1,668,000      1,455,000
  Property taxes                       40,000         22,000         74,000
  Management fees and land lease
     to related parties               356,000        332,000        352,000
  Maintenance and other operating
     costs to related parties       1,024,000        942,000        948,000
  Other operating costs                30,000          6,000         22,000
  Insurance expense                   160,000        101,000         81,000

      Total costs and expenses      5,962,000      5,568,000      5,429,000

Net loss                         ($   543,000)  ($ 1,061,000)  ($   185,000)

Net loss per limited
 partnership unit                ($       456)  ($       892)  ($       155)

Number of limited
partnership units outstanding           1,190          1,190          1,190


                  See accompanying notes to financial statements.

                   ZOND-PANAERO WINDSYSTEM PARTNERS I
                    (A California Limited Partnership)

                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                          (Dollars in thousands)

                                                          Substit.  Contrib.
                                       General Limited    Limited   Capital
                              Total    Partner Partners   Partner   (Note 6)
Profit and loss allocation
 percentage (Note 1)           100%       .5%       99%      .5%
Capital contributions, net
 of private placement costs
 and cash distributions       $27,000  $ 273   $26,146              $ 581
Conversion to
Substituted Limited
Partner (Note 1)                         (83)              $ 83

Loss for the period from
 June 29, 1984(inception)
 through December 31, 1995    (25,496)  (181)  (25,241)     (74)

Balance at December 31, 1995    1,504      9       905        9       581

Net loss                         (543)    (3)     (537)      (3)

Balance at December 31, 1996      961      6       368        6       581

Net loss                       (1,061)    (5)   (1,051)      (5)

Balance at December 31, 1997     (100)     1      (683)       1       581

Net loss                         (185)    (1)     (183)      (1)

Balance at December 31, 1998  $  (285)   $ 0   $  (866)    $  0     $ 581

                 See accompanying notes to financial statements.

                      ZOND-PANAERO WINDSYSTEM PARTNERS I
                      (A California Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                     (Dollars in thousands)

                                                       For the
                                                Years Ended December 31,
                                                1996       1997      1998

                                                         <C<
Cash flows from operating activities:
  Net loss                                    ($ 543)   ($ 1,061)    ($184)
  Adjustments to reconcile net loss to net
   cash provided by operating activities -
    Depreciation                               2,497       2,497     2,497
  Changes in operating assets
   and liabilities -
    Accounts receivable                         (375)        314      (175)
    Prepaid insurance and
     other current assets                         29          63       (51)
    Accounts payable and accrued expenses         (6)        (74)       (7)
    Accounts payable to related parties            5          76       100
    Accrued interest payable
     to related party                            (35)         90      (239)

      Net cash provided
        by operating activities                1,572       1,905     1,941

Cash flows used in financing activities:
  Principal payments on
  notes payable to related party              (1,643)     (1,864)   (2,114)

Net increase (decrease) in cash
   and cash equivalents                          (71)         41      (173)

Cash and cash equivalents at
   beginning of year                             213         142       183

Cash and cash equivalents at end of year     $   142    $    183   $    10

Supplemental disclosure of
  cash flow information:
  Cash paid during the year for interest     $ 1,890    $  1,578   $ 1,694

                  See accompanying notes to financial statements.

                      ZOND-PANAERO WINDSYSTEM PARTNERS I
                      (A California Limited Partnership)


                        NOTES TO FINANCIAL STATEMENTS
                            December 31, 1998

NOTE 1 - THE PARTNERSHIP:

Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership"), was formed on June 29, 1984 to purchase and operate a system of 300 Vestas V-15 wind turbine electric generators (the "Turbines"). The Turbines, together with certain infrastructural facilities which are owned by Mesa Wind Developers ("Mesa"), a joint venture between Enron Wind Systems, Inc. ("EWS"), formerly Zond Systems, Inc., and an affiliate of PanAero Corporation ("PanAero"), form an integrated electric power generating facility (the "Windsystem") with a rated capacity of 19.5 megawatts in the San Gorgonio Pass near Palm Springs, California. The general partner of the Partnership is Zond Windsystems Management Corporation ("ZWMC")(the "General Partner"), a wholly-owned subsidiary of EWS. PAMC Management Corporation ("PAMC"), formerly named PanAero Management Corporation, a wholly-owned subsidiary of PanAero, formerly served as a general partner of the Partnership. In June 1988, ZWMC solicited a vote by proxy of the limited partners to remove PAMC as a general partner; pursuant to that vote, PAMC was converted to a limited partner (the "Substituted Limited Partner"). EWS is a developer and operator of commercial wind-powered electric generating facilities and PanAero is a wind resources development company. On January 3, 1997, EWS's parent, Zond Corporation, became a wholly-owned subsidiary of Enron Renewable Energy Corporation, which is majority owned by Enron Corp. In May 1997, the name of Zond Corporation was changed to Enron Wind Corp. The Partnership shall effectively terminate December 31, 2004, unless earlier terminated in accordance with the provisions of the Partnership Agreement.

The Windsystem, which became operational in November 1984, was constructed by Mesa Construction Company ("MCC"), a joint venture between an affiliate of EWS and an affiliate of PanAero. Mesa has title to the Windsystem's infrastructural facilities including the power substation, however Mesa has granted the Partnership a security interest in such facilities.

The accompanying financial statements include substantial transactions with related parties. These transaction are further described in Notes 3 and 4.

A summary of the major operating agreements entered into by the Partnership, directly or indirectly, is set forth below:

(1) The Partnership sells all electricity produced by the Turbines to Southern California Edison Company ("SCE"), a wholly-owned subsidiary of Edison International, pursuant to a power purchase and sales agreement (the "Power Agreement") assigned to the Partnership by Mesa. The Partnership's interest in the Power Agreement will expire on December 31, 2004. SCE purchases electricity produced by the Turbines at a price equal to the greater of 89% of SCE's Cost of Energy (as defined in the Power Agreement) or a fixed minimum price of $.102 per kilowatt hour ("kWh"), with the limitation that when 89% of SCE's Cost of Energy exceeds $.20 kWh, the price per kilowatt paid by SCE will be limited to $.20 per kWh plus 70% of the difference between 89% of SCE's Cost of Energy and $.20 per kWh. During the years ended December 31, 1997 and December 31, 1998 the Partnership earned $.102 per kWh.

(2) Since July 1988, the Partnership has contracted with EWS for the operation and maintenance of the Turbines and the performance of certain ancillary management services, such as collection of revenues from SCE and the administration and payment of all Partnership expenses. Under the provisions of this contract, the Partnership pays a management fee of 2% of gross revenue from electricity sales and is to reimburse EWS for 115% of the maintenance costs (Note 4).

(3) The land on which the Windsystem is located is owned by the United States Bureau of Land Management ("BLM"). BLM issued a Right-of-Way Grant to PanAero, which was subsequently assigned to Mesa. The initial term of the Right-of-Way Grant expires on January 26, 2003, but may be extended for an additional ten years. Mesa is required to pay BLM annual right-of-way rental payments for the Windsystem's site. Effective January 1, 1996, BLM changed the rental payment from the greater of a fixed fee of $237,000 based on acreage utilized or 2% of gross revenues from the sale of electricity to a flat rent of $79,000. Annual rental payments may be increased by BLM to reflect an increase in the fair rental value of the land covered by the Right-of-Way Grant.

The Partnership entered into the Wind Park Easement Agreement ("Easement Agreement") with Mesa covering the Windsystem operating site and the infrastructural facilities which granted nonexclusive easement rights through December 31, 2004. The Partnership is obligated under the Easement Agreement to reimburse Mesa for its pro rata share of the annual rental payment or 5% of gross operating cash receipts which ever is greater (Note 4).

The Partnership's significant distributions and allocations are as follows:

(1)Cash may be distributed to the Partners to the extent not needed to make semiannual payments on notes payable and to maintain a reserve equal to twelve months anticipated partnership costs and expenses. Cash distributions are to be made to the limited partners, Substituted Limited Partner and General Partner in proportions of 99%, .5% and .5%, respectively, through the date on which the aggregate amount of cash distributions to limited partners is $10,000,000. After such date, cash will be distributed in proportions of 75%, 10%, 10% and 5%, respectively, to the limited partners, Substituted Limited Partner, General Partner and the placement agent for the Partnership's private placement of limited partnership units in 1984 (the "Special Limited Partners").

(2)Profits and losses are allocated to the limited partners, Substituted Limited Partner and General Partner in proportions of 99%, .5% and .5%, respectively, through the date on which the aggregate amount of cash distributions to limited partners is $10,000,000. After such date, profits and losses will be allocated in proportions of 75%, 10%, 10% and 5% to the limited partners, Substituted Limited Partner, general partner and Special Limited Partners, respectively.


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

The estimated fair value of the Partnership's note payable to related party is not materially different from its carrying amount.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates.

Electricity Sales

Power generated by the Windsystem is recognized as income upon delivery of power to SCE at prices as defined in the Power Agreement.

NOTE 3 - PURCHASE NOTES PAYABLE:

The Partnership paid MCC a total of $48,930,000 for the purchase, construction and installation of the Turbines, comprising $22,430,000 in cash and $26,500,000 in the form of eighteen-year, 13% notes payable in equal semiannual installments of principal and interest totaling $1,921,500 (the "Purchase Notes"). Under an agreement reached in April 1989, MCC reduced the interest rate on the Purchase Notes to 11% effective in January 1990. The Partnership has secured payment of the Purchase Notes by granting MCC security interests in all of the personal property or fixtures owned by the Partnership, including the Windsystem.

The aggregate scheduled maturities of the Purchase Notes and related interest payments are as follows (in 000's):

                        -------- Notes -------------
                        Principal  Interest    Total

       1999              $ 2,398   $ 5,042   $ 7,440
       2000                2,719       951     3,670
       2001                3,085       642     3,727
       2002                3,498       292     3,790

          Total          $11,700   $ 6,927   $18,627

The Partnership's cash flows have been insufficient to pay all scheduled interest associated with the Purchase Notes. Consequently, at December 31, 1998, the Partnership was in arrears with respect to interest payments totaling $3,819,000 ($4,049,000 at December 31, 1997). The General Partner believes that all amounts due under the Purchase Notes will not be paid by the scheduled maturity date of 2002. The covenant violations give MCC the rights of foreclosure against the collateral of its loans as defined in the Purchase Note agreements. Zond Construction Corporation, a joint venture partner of MCC, has granted a waiver of its rights to foreclose on the note payment defaults through December 31, 1999.


NOTE 4 - AMOUNTS PAYABLE TO RELATED PARTIES, NET:

In addition to the Purchase Notes (see Note 3) the following amounts were payable to related parties:

                                              December 31,
                                           1997          1998

 Payable to Mesa                       $ 186,000     $ 195,000
 Payable to other entities               (26,000)       65,000
     Total                             $ 160,000     $ 260,000

Amounts payable to Mesa include easement royalties and other miscellaneous expenses related to Windsystem operations. Such amounts are unsecured and non-interest bearing.
F-10

The Partnership has the following related party transactions and relationships:

(1) The Windsystem was constructed and installed by MCC. MCC, in turn, contracted with EWS as its general contractor and purchased the Turbines from Vestas North America Limited ("VNAL"), a joint venture between EWS and Vestas Energy A/S ("Vestas"), a Danish corporation. EWS sold all of its interest in VNAL during 1987.

(2) Mesa assigned the Partnership easement rights to the land on which the Partnership's turbines are located (Note 1). The Partnership incurred $250,000, $237,000, and $251,000 in 1996, 1997, and 1998, respectively, pursuant to this agreement.

(3) The Partnership contracted with EWS to operate and maintain the Turbines and to perform certain management and administrative services (Note 1). The Partnership incurred expenses of $1,078,000, $1,037,000, and $1,048,000 in 1996, 1997, and 1998, respectively, pursuant to this agreement.

NOTE 5 - LITIGATION:

 In July of 1995, PanAero, among other plaintiffs, filed a lawsuit entitled, PanAero Management Corporation et al. v Zond Systems, Inc., et al., Los Angeles Superior Court Case No. BC 130959. The plaintiffs alleged that defendants improperly allocated certain expenses to the Partnership and Zond-PanAero Windsystem Partners II, a California limited partnership whose general partner is an affiliate of the General Partner. Plaintiffs were seeking equitable relief and damages in excess of $6.9 million. The case went to trial before Retired Judge Leon Savitch, acting as Referee, during the last quarter of 1997 and was completed in January of 1998. On March 23, 1998, the Referee entered his judgment and found for the defendants on each of the plaintiffs' claims. The Referee further determined that the defendants were entitled to recover all of their court costs and legal fees, totaling approximately $1.9 million, from plaintiffs. To the extent the court costs and legal fees are not recovered from plaintiffs, defendants retain the right to seek reimbursement. On July 22, 1998, Los Angeles Superior court Judge Valerie Baker, entered as the Court's order, the findings of the Referee. Plaintiffs have appealed the Court's order, which appeal is pending. Additionally, the defendants have brought separate actions against plaintiffs (including certain board members) for, among other things, collection and malicious prosecution. Such actions are in the discovery stage.

NOTE 6 - RECONCILIATION OF GAAP BASIS
AND TAX BASIS FINANCIAL STATEMENTS:

Listed below are reconciliations between the Partnership's tax basis financial statements and the financial statements included herein for results of operations, partners' capital balances and total assets:

                                            Years Ended December 31,
                                        1996           1997            1998
Tax basis income                 $  1,963,000    $  1,422,000     $ 2,303,000
Tax depreciation less
  than GAAP depreciation           (2,494,000)     (2,494,000)     (2,494,000)
Other                                 (12,000)         11,000           6,000

GAAP basis loss                  ($   543,000)   ($ 1,061,000)   ($   185,000)

Tax basis partners'
  capital (deficit)              ($12,675,000)   ($11,253,000)   ($ 8,950,000)
Cumulative tax basis losses
  in excess of cumulative
  GAAP basis losses                13,055,000      10,572,000       8,084,000

GAAP basis contributed capital        581,000         581,000         581,000

GAAP basis partners' capital     $    961,000    $   (100,000)   $   (285,000)

Tax basis total assets           $  7,164,000     $ 6,825,000    $  6,874,000
Cumulative tax depreciation
  in excess of GAAP depreciation   13,675,000      11,181,000       8,687,000
GAAP basis total assets          $ 20,839,000    $ 18,006,000    $ 15,561,000
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

                                       ZOND-PANAERO WINDSYSTEM PARTNERS I
                                       A CALIFORNIA LIMITED PARTNERSHIP

                                       By:  Zond Windsystems Management
                                            Corporation, General Partner



Date:  March 24, 1999           By: /S/ KENNETH C. KARAS
                                    Kenneth C. Karas, Chief Executive Officer
                                    and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                       Title                         Date


 /S/ KENNETH C. KARAS             Director of ZWMC           March 30, 1999
   Kenneth C. Karas



 /S/ JAMES V. DERRICK, JR.        Director of ZWMC           March 30, 1999
   James V. Derrick, Jr.



 /S/ ADAM S. UMANOFF              Director of ZWMC           March 30, 1999
   Adam S. Umanoff