Form 10-Q
period 1999-03-31
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 1999-05-13
CIK 767404

FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

   [ X ] Quarterly Report Under Section 13 or 15(d) of the
             Securities Exchange Act of 1934

     For the quarterly period ended: March 31, 1999

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

                    (661) 822-6835
   (Registrant's telephone number, including area code)


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

                   YES  X     NO

PART I -- FINANCIAL INFORMATION


Item 1.

Balance Sheets at March 31, 1999 and December 31, 1998.

Statement of Operations for the
  Three Months Ended March 31, 1999, and
 March 31, 1998.

Statement of Changes in Partners' Capital
  Accounts at March 31, 1999, and December 31, 1998.

Statement of Cash Flows for the Three Months
  Ended March 31, 1999, and March 31, 1998.

Notes to Interim Financial Statements.
PAGE

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)
BALANCE SHEET
(Amounts in thousands)
                                        December 31,   March 31,
                                          1998            1999
                                        (Audited)     (Unaudited)
ASSETS
Current assets:
  Cash                                   $       10   $      458
  Accounts receivable                           543          956
  Other current assets                           87           55
                                         -----------  -----------
   Total current assets                         640        1,469
                                         -----------  -----------
Noncurrent assets:
  Building                                       98           98
  Wind turbines                              49,561       49,561
  Less - Accumulated depreciation           (34,737)     (35,361)
                                         -----------  -----------
   Total noncurrent assets                   14,922       14,298
                                         -----------  -----------
Total assets                             $   15,562   $   15,767
                                         ===========  ===========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current portion of
    notes payable to related party       $    2,398   $    2,398
  Accounts payable                               22           21
  Interest payable to related party           3,864        4,186
  Amounts payable to related parties            260          228
                                         -----------  -----------
   Total current liabilities                  6,544        6,833
                                         -----------  -----------
  Notes payable to related party, less
    current portion                           9,302        9,302
                                         -----------  -----------
Partners' capital:
  Limited partners                             (865)        (949)
  General partner                                 0            0
  Substituted limited partner                     0            0
  Special limited partner                        --           --
  Contributed capital                           581          581
                                         -----------  -----------
   Total partners' capital                     (284)        (368)
                                         -----------  -----------
Total liabilities and partners' capital  $   15,562   $   15,767
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF OPERATIONS
(Amounts in thousands except limited partnership units)
                                      For the Three Months Ended
                                               March 31,
                                             1998         1999
Revenues:
  Sales of electricity                   $    1,069   $    1,261
  Other income                                    9            8
                                         -----------  -----------
                                              1,078        1,269
                                         -----------  -----------
Costs and Expenses:
  Depreciation                                  624          624
  Interest expense                              380          322
  Property taxes                                  5           32
  Management fees and land lease
     to related parties                          44           59
  Maintenance and other operating
     costs to related parties                   188          276
  Other operating costs                           3           23
  Insurance expense                              29           17
                                         -----------  -----------
                                              1,273        1,353
                                         -----------  -----------
Net income                               $     (195)  $      (84)
                                         ===========  ===========

Net income per limited
   partnership unit                      $   (0.164)  $   (0.071)
                                         ===========  ===========
Number of limited partnership
   units outstanding                          1,190        1,190
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Amounts in thousands)
                                                          Substit.
                                       General Limited    Limited   Contrib.
                              Total    Partner Partners   Partner   Capital
Profit and loss allocation
 percentage                    100%       .5%       99%      .5%
Capital contributions, net
 of private placement costs
 and cash distributions       $27,000  $ 273   $26,146    $    -    $ 581
Conversion to
Substituted Limited
Partner                            -     (83)        -       83        -

Loss for the period from
 June 29, 1984(inception)
 through December 31, 1996    (26,039)  (184)  (25,778)     (77)       -

Balance at December 31, 1996      961      6       368        6       581

Net loss                       (1,061)    (5)    (1,051)     (5)       -

Balance at December 31, 1997     (100)     1       (683)      1       581

Net loss                         (184)    (1)      (182)     (1)       -

Balance at December 31, 1998     (284)     0       (865)      0
581

Net loss                          (84)     0        (84)      0        -

Balance at March 31, 1999      $ (368) $   0   $   (949)  $   0     $ 581

                 See accompanying notes to financial statements.

PAGE

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH

(Amounts in thousands)
                                       For the Three Months Ended
                                                 March 31,
                                               1998         1999
Cash flows from operating activities:
  Net (loss) income                      $     (195)   $    (84)

  Adjustments to reconcile net loss to cash
   provided by (used in) operating activities -
     Depreciation                               624         624
  Changes in assets and liabilities -
     Accounts receivable                       (436)       (413)
     Prepaid insurance and other                 (6)         32
     Accounts payable and accrued expenses        8          (1)
     Amounts payable to related party          (126)        (32)
     Accrued interest payable
       to related party                         379         322
                                         -----------   ---------
        Net cash provided (used)                248         448

Cash flows from financing activities:
  Principal payments on notes payable
       to related party                          --          --
                                         -----------   ---------
   Net increase in cash and cash equivalents    248         448

Cash & cash equivalents beginning of period     183          10
                                         -----------   ---------
Cash and cash equivalents end of period  $      431   $     458
                                         ===========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest $       --    $     --
                                         ===========   =========

See accompanying notes to interim financial statements

PAGE

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

    Taxable income year to date                 $      538,000

    Less: Depreciation less for tax than GAAP         (623,000)

    Other, net                                           1,000
                                                ---------------
       GAAP basis income                        $      (84,000)
                                                ===============

    Tax basis partners' capital
    at March 31, 1999                           $   (8,412,000)

    Plus:
    GAAP basis loss less than taxable loss net,
        June 24, 1984 (inception)
        through December 31, 1998                    8,666,000

    GAAP basis loss versus taxable income
     January 1, 1999 through March 31, 1999           (622,000)
                                                ---------------
    GAAP basis partners' capital               $      (368,000)
                                                ===============

3. Reconciliation of GAAP Basis and Tax Basis Financial
   Statements:

    Tax basis total assets                      $     7,702,000

    Cumulative tax depreciation in excess of
    GAAP depreciation                                 8,065,000
                                                ---------------
    GAAP basis total assets
      at March 31, 1999                         $    15,767,000
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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

    Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership") was formed in 1984 to purchase, own, and operate a wind-driven electric power generating facility located near Palm Springs, California (the "Windsystem"). The Partnership's payment for the purchase, construction, and installation of the Windsystem was comprised of $22,430,000 in cash and $26,500,000 in the form of eighteen-year notes payable (the "Purchase Notes"). The electricity generated by the Windsystem is sold to Southern California Edison Company. The general partner of the Partnership is Zond Windsystems Management Corporation, a wholly-owned subsidiary of Enron Wind Systems, Inc. ("Enron Wind Systems"), formerly known as Zond Systems, Inc. ("Zond Systems").

 On January 3, 1997 Zond System's parent, Zond Corporation, became a wholly-owned subsidiary of Enron Renewable Energy Corporation, which is majority owned by Enron Corp. In May 1997, the name of Zond Corporation was changed to Enron Wind Corp. Enron Corp., headquartered in Houston, Texas, is one of the world's leading integrated energy company. Enron Corp., which owns approximately $30 billion in energy related assets, delivers physical commodities and risk management and financial services to provide energy solutions to customers around the world.

Liquidity and Capital Resources

    The Partnership continues to experience a lack of liquidity primarily due to a continued short-fall in revenues from operations in comparison to the costs and expenses of operations. Accordingly, interest payments on the Purchase Notes were in arrears at March 31, 1999 in the aggregate amount of $3,819,000. The Partnership expects that it will continue to experience poor liquidity and to defer certain payments on the Purchase Notes. See "Results of Operations."

Results of Operations

Three Months Ended March 31, 1999, Compared to Three
Months Ended March 31, 1998.

    Revenues from power sales in the three months ended March 31, 1999 were 18.0% higher than for the corresponding 1998 period. As reported by Southern California Edison Company, the Windsystem produced 12,368 megawatt hours in the three months ended March 31, 1999, in comparison to production of 10,382 megawatt hours in the corresponding 1998 period, representing an increase in production of approximately 19.1%.

    The Partnership received approximately $8,000 in "other income" from interest earned on cash balances in the three months ended March 31, 1999, and approximately $9,000 in the corresponding 1998 period.

    Total expenses for the three months ended March 31, 1999 were approximately 6.3% higher than the corresponding 1998 period. Interest expense decreased due to lower average principal balances on the Purchase Notes outstanding. Property Taxes increased by $27,000 due to a higher valuation by the property tax assessor in Riverside County, California. This revaluation which is based on projected cash flows by the Partnership has been appealed. Management fees and land lease expenses increased 34.1%.
Management fees are 2% of sales receipts and land lease is 5% of sales receipts. Sales receipts lag behind the accrued sales revenue by about two months. Maintenance and other operating costs increased 56.5%, substantially due to increased generator and nacelle parts replacements. Insurance expense decreased 41.4%, which is attributable to historical low loss experience, asset devaluation, and the packaging of all turbine projects Zond operates under one policy with Enron Corp.

    Overall, the Partnership reported loss of $84,000 for the three months ended March 31, 1999, in comparison to loss of $195,000 for the corresponding 1998 period.

    The Partnership's financial condition worsened during the three months ended March 31, 1999. The change in overall financial condition is primarily due to the loss during the quarter. During the three months ended March 31, 1999, total partners' capital decreased $84,000 from ($284,000) at December 31, 1998, to ($368,000). Limited Partners' capital decreased $84,000 from ($865,000) at December 31, 1998, to ($949,000). This represents a total decrease of approximately $71 per unit of partnership. Based on historical average wind energy and current cost levels, the Partnership expects to continue to suffer net annual operating losses and expects that its overall financial condition will worsen annually for the foreseeable future.


PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
a. Exhibits:  Exhibit 27. Financial Data Schedule.
b. Reports on Form 8-K: No reports on Form 8-K have been filed by the Registrant.
PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         ZOND-PANAERO WINDSYSTEM PARTNERS I
           A CALIFORNIA LIMITED PARTNERSHIP

                        By: Zond Windsystems Management
                           Corporation, General Partner


Date: May 14, 1999          By:/S/ KENNETH C. KARAS

                           Kenneth C. Karas
                           President and
                           Chief Financial Officer

Date: May 14, 1999          By:/S/ D. MICHAEL WESTBELD

                           D. Michael Westbeld
                           Vice President-Controller