Form 10-Q
period 1999-06-30
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 1999-08-16
CIK 767404

FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

   [ X ] Quarterly Report Under Section 13 or 15(d) of the
             Securities Exchange Act of 1934

     For the quarterly period ended: June 30, 1999

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

                   YES  X     NO

PART I -- FINANCIAL INFORMATION


Item 1.

Balance Sheets at June 30, 1999 and December 31, 1998.

Statement of Operations for the
  Three Months Ended June 30, 1999, and
 June 30, 1998.

Statement of Operations for the
  Six Months Ended June 30, 1999, and
  June 30, 1998.

Statement of Changes in Partners' Capital
  Accounts at June 30, 1999, and December 31, 1998.

Statement of Cash Flows for the Six Months
  Ended June 30, 1999, and June 30, 1998.

Notes to Interim Financial Statements.

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)
BALANCE SHEET
(Amounts in thousands)
                                        December 31,   June 30,
                                          1998            1999
                                        (Audited)     (Unaudited)
ASSETS
Current assets:
  Cash                                   $       10   $        6
  Accounts receivable                           543        1,359
  Other current assets                           87            5
                                         -----------  -----------
   Total current assets                         640        1,370
                                         -----------  -----------
Noncurrent assets:
  Building                                       98           98
  Wind turbines                              49,561       49,561
  Less - Accumulated depreciation           (34,737)     (35,985)
                                         -----------  -----------
   Total noncurrent assets                   14,922       13,674
                                         -----------  -----------
Total assets                             $   15,562   $   15,044
                                         ===========  ===========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current portion of
    notes payable to related party       $    2,398   $    2,554
  Accounts payable                               22           17
  Interest payable to related party           3,864        4,187
  Amounts payable to related parties            260           63
                                         -----------  -----------
   Total current liabilities                  6,544        6,821
                                         -----------  -----------
  Notes payable to related party, less
    current portion                           9,302        7,985
                                         -----------  -----------
Partners' capital:
  Limited partners                             (865)        (349)
  General partner                                 0            3
  Substituted limited partner                     0            3
  Special limited partner                        --           --
  Contributed capital                           581          581
                                         -----------  -----------
   Total partners' capital                     (284)         238
                                         -----------  -----------
Total liabilities and partners' capital  $   15,562   $   15,044
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF OPERATIONS
(Amounts in thousands except limited partnership units)
                                      For the Three Months Ended
                                                June 30,
                                             1998         1999
Revenues:
  Sales of electricity                   $    2,150   $    1,932
  Other income                                    5            8
                                         -----------  -----------
                                              2,155        1,940
                                         -----------  -----------
Costs and Expenses:
  Depreciation                                  624          624
  Interest expense                              376          317
  Property taxes                                  4           33
  Management fees and land lease
     to related parties                          90          109
  Maintenance and other operating
     costs to related parties                   218          211
  Other operating costs                           5           24
  Insurance expense                              28           16
                                         -----------  -----------
                                              1,345        1,334
                                         -----------  -----------
Net income                               $      810  $       606
                                         ===========  ===========

Net income per limited
   partnership unit                      $    0.681   $    0.509
                                         ===========  ===========
Number of limited partnership
   units outstanding                          1,190        1,190
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF OPERATIONS
(Amounts in thousands except limited partnership units)
                                        For the Six Months Ended
                                                 June 30,
                                             1998         1999
Revenues:
  Sales of electricity                   $    3,219   $    3,193
  Other income                                   14           16
                                         -----------  -----------
                                              3,233        3,209
                                         -----------  -----------
Costs and Expenses:
  Depreciation                                1,248        1,248
  Interest expense                              756          639
  Property taxes                                  9           65
  Management fees and land lease
     to related parties                         134          168
  Maintenance and other operating
     costs to related parties                   406          487
  Other operating costs                           8           47
  Insurance expense                              57           33
                                         -----------  -----------
                                              2,618        2,687
                                         -----------  -----------
Net income                               $      615   $      522
                                         ===========  ===========

Net income per limited
   partnership unit                      $    0.517   $    0.439
                                         ===========  ===========
Number of limited partnership
   units outstanding                          1,190        1,190
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Amounts in thousands)
                                                          Substit.
                                       General Limited    Limited   Contrib.
                              Total    Partner Partners   Partner   Capital
Profit and loss allocation
 percentage                    100%       .5%       99%      .5%
Capital contributions, net
 of private placement costs
 and cash distributions       $27,000  $ 273   $26,146    $    -    $ 581
Conversion to
Substituted Limited
Partner                            -     (83)        -       83        -

Loss for the period from
 June 29, 1984(inception)
 through December 31, 1996    (26,039)  (184)  (25,778)     (77)       -

Balance at December 31, 1996      961      6       368        6       581

Net loss                       (1,061)    (5)    (1,051)     (5)       -

Balance at December 31, 1997     (100)     1       (683)      1       581

Net loss                         (184)    (1)      (182)     (1)       -

Balance at December 31, 1998     (284)     0       (865)      0       581

Net income                        522      3        516       3        -

Balance at June 30, 1999       $  238 $    3   $   (349)  $   3     $ 581

                 See accompanying notes to financial statements.


ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH

(Amounts in thousands)
                                        For the Six Months Ended
                                                  June 30,
                                              1998         1999
Cash flows from operating activities:
  Net income                             $      615    $    522

  Adjustments to reconcile net income to cash
   provided by operating activities -
     Depreciation                             1,248       1,248
  Changes in assets and liabilities -
     Accounts receivable                     (1,302)       (816)
     Prepaid insurance and other                 29          82
     Accounts payable and accrued expenses       58          (5)
     Amounts payable to related party          (108)       (197)
     Accrued interest payable
       to related party                         327         323
                                         -----------   ---------
        Net cash provided                       867       1,157

Cash flows from financing activities:
  Principal payments on notes payable
       to related party                      (1,024)     (1,161)
                                         -----------   ---------
   Net decrease in cash and cash equivalents   (157)         (4)

Cash & cash equivalents beginning of period     183          10
                                         -----------   ---------
Cash and cash equivalents end of period  $       26   $       6
                                         ===========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest $      429    $    316
                                         ===========   =========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

1. The accompanying unaudited financial statements reflect all adjustments which are, in the opinion of the Partnership's general partner, necessary for a fair statement of the results for the periods presented. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

    Taxable income year to date                 $    1,761,000

    Less: Depreciation less for tax than GAAP       (1,247,000)

    Other, net                                           8,000
                                                ---------------
       GAAP basis income                        $      522,000
                                                ===============

    Tax basis partners' capital
    at June 30, 1999                            $   (7,189,000)

    Plus:
    GAAP basis loss less than taxable loss net,
        June 24, 1984 (inception)
        through December 31, 1998                    8,666,000

    GAAP basis loss versus taxable income
     January 1, 1999 through June 30, 1999          (1,239,000)
                                                ---------------
    GAAP basis partners' capital               $       238,000
                                                ===============

3. Reconciliation of GAAP Basis and Tax Basis Financial
   Statements:

    Tax basis total assets                      $     7,600,000

    Cumulative tax depreciation in excess of
    GAAP depreciation                                 7,444,000
                                                ---------------
    GAAP basis total assets
      at June 30, 1999                          $    15,044,000
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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

    Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership") was formed in 1984 to purchase, own, and operate a wind-driven electric power generating facility located near Palm Springs, California (the "Windsystem"). The Partnership's payment for the purchase, construction, and installation of the Windsystem was comprised of $22,430,000 in cash and $26,500,000 in the form of eighteen-year notes payable (the "Purchase Notes"). The electricity generated by the Windsystem is sold to Southern California Edison Company. The general partner of the Partnership is Zond Windsystems Management Corporation ("ZWMC"), a wholly-owned subsidiary of Enron Wind Systems, Inc. ("Enron Wind Systems"), formerly known as Zond Systems, Inc. ("Zond Systems").

On January 3, 1997, Zond Systems' parent, Zond Corporation, became a wholly-owned subsidiary of Enron Renewable Energy Corporation, which is majority owned by Enron Corp. ("Enron"). In May 1997, the name of Zond Corporation was changed to Enron Wind Corp. ("EWC"). Enron, headquartered in Houston, Texas, is one of the world's leading integrated energy company. Enron, which owns approximately $30 billion in energy related assets, delivers physical commodities and risk management and financial services to provide energy solutions to customers around the world.

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

State of Readiness:

Enron's Board of Directors has been briefed about the Year 2000 problems generally and as it may affect Enron and its respective business units. The Board has adopted a Year 2000 plan (the "Plan") covering all of Enron's business units (including the Partnership). The aim of the Plan is to take reasonable steps to prevent the mission-critical functions of Enron and each of Enron's business units from being impaired due to the Year 2000 problem. "Mission-critical" functions are those critical functions whose loss would cause an immediate stoppage of or significant impairment to major business areas (a major business area is one of material importance to Enron's business, including the business of Enron's business units).

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

As a portion of one of Enron's business units, EWC is implementing its plan (the "EWC Plan"), which will be modified as events warrant. Any potential Year 2000 problems of the Partnership will be addressed under the EWC Plan. Under the EWC Plan, EWC will continue to inventory its and its subsidiary entities' (as well as the Partnership's) mission-critical computer hardware and software systems and embedded chips (computer chips with date-related functions, contained in a wide variety of devices); assess the effects of Year 2000 problems on the function of EWC's and its subsidiary entities' (as well as the Partnership's) businesses; remedy systems, software and embedded chips in an effort to avoid material disruptions or other material adverse effects on mission-critical functions, processes and systems; verify and test the mission-critical systems to which remediation efforts have been applied; and attempt to mitigate those mission-critical aspects of the Year 2000 problem that are not remediated by January 1, 2000, including the development of contingency plans to cope with the mission-critical consequences of Year 2000 problems that have not been identified or remediated by that date.

The EWC Plan recognizes that the computer, telecommunications, and other systems ("Outside Systems") of outside entities ("Outside Entities") have the potential for major, mission-critical, adverse effects on the conduct of EWC's and its subsidiary entities' (as well as the Partnership's) businesses. EWC does not have control of these Outside Entities or Outside Systems. However, the EWC Plan includes an ongoing process of identifying and contacting Outside Entities whose systems, in EWC's judgment, have or may have a substantial effect on EWC's ability to continue to conduct the mission-critical aspects of EWC's and its subsidiary entities' (as well as the Partnership's) businesses without disruption from Year 2000 problems. The EWC Plan envisions EWC's attempting to inventory and assess the extent to which these Outside Systems may not be "Year 2000 ready" or "Year 2000 compatible". EWC will attempt reasonably to coordinate with these Outside Entities in an ongoing effort to obtain assurance that the Outside Systems that are mission-critical to EWC and its subsidiary entities (as well as the Partnership) will be Year 2000 compatible well before January 1, 2000. Consequently, EWC will work prudently with Outside Entities in a reasonable attempt to inventory, assess, analyze, convert (where necessary), test, and develop contingency plans for EWC's and its subsidiary entities' (as well as the Partnership's) connections to these mission-critical Outside Systems and to ascertain the extent to which they are, or can be made to be, Year 2000 ready and compatible with EWC's and its subsidiary entities' (as well as the Partnership's) mission-critical systems.

It is important to recognize that the processes of inventorying, assessing, analyzing, converting (where necessary), testing, and developing contingency plans for mission-critical items in anticipation of the Year 2000 event are necessarily iterative processes. That is, the steps are repeated as EWC learns more about the Year 2000 problem and its effects on EWC's and its subsidiary entities' (as well as the Partnership's) internal systems and on Outside Systems. As the steps are repeated, it is likely that new problems will be identified and addressed. EWC anticipates that it will continue with these processes through January 1, 2000 and, if necessary based on experience, into the Year 2000 in order to assess and remediate problems that reasonably can be identified only after the start of the new century.

As of July 1999, EWC has completed its inventory and assessment of all EWC's and its subsidiary entities' (as well as the Partnership's) internal systems including hardware and software systems and embedded chips that are mission critical as it relates to the Partnership. All internal systems that EWC has identified as mission-critical as it relates the Partnership have been remedied, tested and appear to be Year 2000 compatible. EWC has contacted Outside Entities that it believes are mission-critical to the Partnership's business, including Southern California Edison Company ("SCE"), the entity which purchases the electricity generated by the Windsystem, and is in discussion with SCE regarding the possibility of engaging in joint Year 2000 testing efforts in the Fall of 1999.

Costs to Address Year 2000 issues:

The Partnership has not incurred material historical costs for Year 2000 awareness, assessment, analysis, conversion, testing, or contingency planning. Further, ZWMC anticipates that the Partnership's future costs for these purposes, including those for implementing its Year 2000 contingency plans, will not be material.

Although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the Summary section below, that the actual costs of implementing the EWC Plan will not differ materially from the estimated costs or that the Partnership will not be materially adversely affected by Year 2000 issues.

Year 2000 Risk Issues:

Potential shortcoming. EWC estimates that its and its subsidiary entities' (as well as the Partnership's) internal systems will be Year 2000-ready substantially before January 1, 2000. However, there is no assurance that the EWC Plan will succeed in accomplishing its purposes or that unforeseen circumstances will not arise during implementation of the EWC Plan that would materially and adversely affect the Partnership.

Cascading effect. EWC is taking reasonable steps to identify, assess, and, where appropriate, replace devices that contain embedded chips. Despite these reasonable efforts, EWC anticipates that it will not be able to find and remediate all embedded chips in EWC's and its subsidiary entities' (as well as the Partnership's) internal systems. Further, EWC anticipates that Outside Entities on which EWC and its subsidiary entities (as well as the Partnership) depend also will not be able to find and remediate all embedded chips in their systems. Some of the embedded chips that fail to operate or that produce anomalous results may create system disruptions or failures. Some of these disruptions or failures may spread from the systems in which they are located to other systems in a cascade. These cascading failures may have adverse effects on ZWMC's ability to manage the Windsystem and to otherwise operate the Partnership's business. The embedded chip problem is widely recognized as one of the more difficult aspects of the Year 2000 problem across industries and throughout the world. EWC believes that the possible adverse impact of the embedded chip problem is not, and will not be, unique to EWC and its subsidiary entities, as well as the Partnership.

Third parties. EWC cannot assure that suppliers upon which it and its subsidiary entities (as well as the Partnership) depends for essential goods and services will convert and test their systems and processes in a timely and effective manner. Failure or delay to do so by all or some of these entities, including U.S. federal, state or local governments could create substantial disruptions having a material adverse effect on the Partnership's business. Particularly, EWC cannot assure that the Year 2000 problem will not negatively impact SCE's ability to accept electricity generated by the Windsystem, or negatively impact the electrical grid which allows the Windsystem to operate and distribute electricity.

Contingency Plans:

As part of the EWC Plan, EWC is developing contingency plans that deal with two aspects of the Year 2000 problem: (1) that EWC, despite its good-faith, reasonable efforts, may not have satisfactorily remediated all of its and its subsidiary entities' (as well as the Partnership's) internal systems; and (2) that Outside Systems may not be Year 2000 ready, despite EWC's good-faith, reasonable efforts to work with Outside Entities. EWC's contingency plans are being designed to minimize the disruptions or other adverse effects resulting from Year 2000 incompatibilities regarding these functions or systems, and to facilitate the early identification and remediation of Year 2000 problems that first manifest themselves after January 1, 2000.

EWC's contingency plans will contemplate an assessment of all its and its subsidiary entities' (as well as the Partnership's) mission-critical internal information technology systems and its internal operational systems that use computer-based controls. This process will commence in the early minutes of January 1, 2000, and continue for hours, days, or weeks as circumstances require. Further, EWC will in that time frame assess any mission-critical disruptions due to Year 2000-related failures that are external to EWC. The assessment process will cover, for example, loss of electrical power from utilities and telecommunications services from carriers.

Worst Case Scenario:

The Securities and Exchange Commission requires that public companies forecast the most reasonably likely worst case Year 2000 scenario. In doing so, the Partnership is assuming that EWC's Year 2000 plan will not be effective. Analysis of the most reasonably likely worst case Year 2000 scenarios the Partnership may face leads to contemplation of the following possibilities which, though unlikely in some or many cases, must be included in any consideration of worst cases: widespread failure of electrical, gas, and similar supplies by utilities serving EWC and its subsidiary entities (as well as the Partnership); widespread disruption of the services of communications common carriers; similar disruptions to means and modes of transportation for EWC and its subsidiary entities (as well as the Partnership) and their respective employees, contractors, suppliers, and customers; significant disruption to EWC's and its subsidiary entities' ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of EWC's and its subsidiary entities' (including the Partnership's) information (computer) hardware and software systems, including both internal business systems and systems (such as those with embedded chips) controlling operational facilities such as electrical generation, transmission, and distribution systems; and the failure of Outside Systems, the effects of which would have a cumulative material adverse impact on EWC's and its subsidiary entities' (including the Partnership's) systems. Among other things, the Partnership could face loss of revenues due to service interruptions, inability to account for certain revenues or obligations or to bill SCE accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following failures, and the execution of contingency plans. The Partnership could also experience an inability by SCE to pay, on a timely basis or at all, obligations owed to the Partnership. Under these circumstances, the adverse effect on the Partnership, and the diminution of the Partnership's revenues, would be material, although not quantifiable at this time.

EWC will continue to monitor business conditions with the aim of assessing and quantifying material adverse effects on the Partnership, if any, that result or may result from the Year 2000 problem.

Summary:

EWC has a plan to deal with the Year 2000 challenge and believes that it will be able to achieve substantial Year 2000 readiness with respect to the internal systems that it controls. However, from a forward-looking perspective, the extent and magnitude of the Year 2000 problem as it will affect the Partnership, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among these are: the difficulty of locating "embedded" chips that may be in a great variety of hardware used for process or flow control, environmental, transportation, access, communications and other systems; the difficulty of inventorying, assessing, remediating, verifying and testing Outside Systems; the difficulty in locating all software (computer code) internal to EWC and its subsidiary entities (as well as the Partnership) that is not Year 2000 compatible; and the unavailability of certain necessary internal or external resources, including but not limited to trained hardware and software engineers, technicians, and other personnel to perform adequate remediation, verification and testing of EWC's and its subsidiary entities' (as well as the Partnership's) internal systems or Outside Systems. Accordingly, there can be no assurance that all of EWC's and its subsidiary entities' (as well as the Partnership's) systems and all Outside Systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to the Partnership's business. If, despite EWC's reasonable efforts under its Year 2000 Plan, there are Year 2000-related failures that create substantial disruptions to the Partnership's business, the adverse impact on the Partnership's business could be material. Additionally, Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems and similar events. Moreover, the estimated costs of implementing the EWC Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite EWC's implementation of the EWC Plan.




Liquidity and Capital Resources

    The Partnership continues to experience a lack of liquidity primarily due to a continued short-fall in revenues from operations in comparison to the costs and expenses of operations. Accordingly, interest payments on the Purchase Notes were in arrears at June 30, 1999 in the aggregate amount of $4,147,000. The Partnership expects that it will continue to experience poor liquidity and to defer certain payments on the Purchase Notes. See "Results of Operations."

Results of Operations

Three Months Ended June 30, 1999, Compared to Three
Months Ended June 30, 1998.

    Revenues from power sales in the three months ended June 30, 1999 were 10.1% lower than for the corresponding 1998 period. As reported by Southern California Edison Company, the Windsystem produced 18,937 megawatt hours in the three months ended June 30, 1999, in comparison to production of 21,078 megawatt hours in the corresponding 1998 period, representing a decrease in production of approximately 10.2%.

    The Partnership received approximately $8,000 in "other income" from interest earned on cash balances in the three months ended June 30, 1999, and approximately $5,000 in the corresponding 1998 period.

    Total expenses for the three months ended June 30, 1999 were approximately 0.82% lower than the corresponding 1998 period. Interest expense decreased due to lower average principal balances on the Purchase Notes outstanding. Property Taxes increased by $29,000 due to a higher valuation by the property tax assessor in Riverside County, California. This revaluation, which is based on projected cash flows by the Partnership, has been appealed. Management fees and land lease expenses increased 21.1%. Management fees are 2% of sales receipts and land lease is 5% of sales receipts. Sales receipts lag behind the accrued sales revenue by about two months. Maintenance and other operating costs increased 5.4%, substantially due to increased generator parts replacements. Insurance expense decreased 42.9%, which is attributable to historical low loss experience, asset devaluation, and the packaging of all turbine projects Enron Wind Systems operates under one policy with Enron Corp.

    Overall, the Partnership reported income of $606,000 for the three months ended June 30, 1999, in comparison to an income of $810,000 for the corresponding 1998 period.

    Although the Partnership's financial condition worsened slightly during the three months ended June 30, 1999 due primarily to the lower power sales revenues during the quarter, total partners' capital increased $606,000 from ($368,000) at March 31, 1999, to $238,000. Limited Partners' capital increased $600,000 from ($949,000) at March 31, 1999, to ($349,000). This represents a total increase of approximately $509 per unit of partnership. Based on historical average wind energy and current cost levels, the Partnership expects to continue to suffer net annual operating losses and expects that its overall financial condition will worsen annually for the foreseeable future.

Six Months Ended June 30, 1999, Compared to Six
Months Ended June 30, 1998.

    Revenues from power sales in the six months ended June 30, 1999 were 0.8% lower than for the corresponding 1998 period. As reported by Southern California Edison Company, the Windsystem produced 31,305 megawatt hours in the six months ended June 30, 1999, in comparison to production of 31,460 megawatt hours in the corresponding 1998 period, representing an decrease in production of approximately 0.5%.

    The Partnership received approximately $16,000 in "other income" from interest earned on cash balances in the six months ended June 30, 1999, and approximately $14,000 in the corresponding 1998 period.

    Total expenses for the six months ended June 30, 1999 were approximately 2.6% higher than the corresponding 1998 period. Interest expense decreased due to lower average principal balances on the Purchase Notes outstanding. Property Taxes increased by $56,000 due to a higher valuation by the property tax assessor in Riverside County, California. This revaluation, which is based on projected cash flows by the Partnership, has been appealed. Management fees and land lease expenses increased 25.4%. Management fees are 2% of sales receipts and land lease is 5% of sales receipts. Sales receipts lag behind the accrued sales revenue by about two months. Maintenance and other operating costs increased 29.0%, substantially due to increased generator parts replacements. Insurance expense decreased 42.1%, which is attributable to historical low loss experience, asset devaluation, and the packaging of all turbine projects Enron Wind Systems operates under one policy with Enron Corp.

    Overall, the Partnership reported income of $522,000 for the six months ended June 30, 1999, in comparison to an income of $615,000 for the corresponding 1998 period.

    Although the Partnership's financial condition worsened slightly during the six months ended June 30, 1999 due primarily to the increased maintenance costs during the six month period, total partners' capital increased $522,000 from ($284,000) at December 31, 1998, to $238,000. Limited Partners' capital increased $516,000 from ($865,000) at December 31, 1998, to ($349,000). This represents a total increase of approximately $439 per unit of partnership. Based on historical average wind energy and current cost levels, the Partnership expects to continue to suffer net annual operating losses and expects that its overall financial condition will worsen annually for the foreseeable future.


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


Date: August 12, 1999      By:/S/ KENNETH C. KARAS

                           Kenneth C. Karas
                           President and
                           Chief Financial Officer

Date: August 12, 1999      By:/S/ D. MICHAEL WESTBELD

                           D. Michael Westbeld
                           Vice President-Controller