Form 10-Q/A
period 1999-03-31
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 1999-10-19
CIK 767404

FORM 10-QA

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

                   YES  X     NO

PART I -- FINANCIAL INFORMATION


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

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

EWC is in the process of inventorying and assessing all of EWC's and its subsidiary entities' (as well as the Partnership's) internal systems including hardware and software systems and embedded chips that are mission critical as it relates to the Partnership. EWC also is in the process of contacting Outside Entities that it believes are mission-critical to the Partnership's business, including Southern California Edison Company ("SCE"), the entity that purchases the electricity generated by the Windsystem, to determine their state of Year 2000 readiness.

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


Date: September 20, 1999   By:/S/ KENNETH C. KARAS

                           Kenneth C. Karas
                           President and
                           Chief Financial Officer

Date: September 20, 1999   By:/S/ D. MICHAEL WESTBELD

                           D. Michael Westbeld
                           Vice President-Controller