Form 10-Q
period 1999-09-30
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 1999-11-15
CIK 767404

FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

   [ X ] Quarterly Report Under Section 13 or 15(d) of the
             Securities Exchange Act of 1934

     For the quarterly period ended: September 30, 1999

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

                   YES  X     NO

PART I -- FINANCIAL INFORMATION


Item 1.

Balance Sheets at September 30, 1999 and December 31, 1998.

Statement of Operations for the
  Three Months Ended September 30, 1999, and
 September 30, 1998.

Statement of Operations for the
  Nine Months Ended September 30, 1999, and
  September 30, 1998.

Statement of Changes in Partners' Capital
  Accounts at September 30, 1999, and December 31, 1998.

Statement of Cash Flows for the Nine Months
  Ended September 30, 1999, and September 30, 1998.

Notes to Interim Financial Statements.

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)
BALANCE SHEET
(Amounts in thousands)
                                        December 31,   September 30,
                                          1998            1999
                                        (Audited)     (Unaudited)
ASSETS
Current assets:
  Cash                                   $       10   $    1,470
  Accounts receivable                           543          567
  Other current assets                           86           56
                                         -----------  -----------
   Total current assets                         639        2,093
                                         -----------  -----------
Noncurrent assets:
  Building                                       98           98
  Wind turbines                              49,561       49,561
  Less - Accumulated depreciation           (34,737)     (36,610)
                                         -----------  -----------
   Total noncurrent assets                   14,922       13,049
                                         -----------  -----------
Total assets                             $   15,561   $   15,142
                                         ===========  ===========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current portion of
    notes payable to related party       $    2,398   $    2,554
  Accounts payable                               22           25
  Interest payable to related party           3,864        4,477
  Amounts payable to related parties            260          204
                                         -----------  -----------
   Total current liabilities                  6,544        7,260
                                         -----------  -----------
  Notes payable to related party, less
    current portion                           9,302        7,985
                                         -----------  -----------
Partners' capital:
  Limited partners                             (866)        (686)
  General partner                                --            1
  Substituted limited partner                    --            1
  Special limited partner                        --           --
  Contributed capital                           581          581
                                         -----------  -----------
   Total partners' capital                     (285)        (103)
                                         -----------  -----------
Total liabilities and partners' capital  $   15,561   $   15,142
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF OPERATIONS
(Amounts in thousands except limited partnership units)
                                      For the Three Months Ended
                                                September 30,
                                             1998         1999
Revenues:
  Sales of electricity                   $    1,102   $    1,023
  Other income                                    7           11
                                         -----------  -----------
                                              1,109        1,034
                                         -----------  -----------
Costs and Expenses:
  Depreciation                                  625          625
  Interest expense                              352          290
  Property taxes                                 32           18
  Management fees and land lease
     to related parties                         146          126
  Maintenance and other operating
     costs to related parties                   318          286
  Other operating costs                           4           12
  Insurance expense                               5           17
                                         -----------  -----------
                                              1,482        1,374
                                         -----------  -----------
Net loss                                 $     (373) $      (340)
                                         ===========  ===========

Net income per limited
   partnership unit                      $   (0.313)  $   (0.286)
                                         ===========  ===========
Number of limited partnership
   units outstanding                          1,190        1,190
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF OPERATIONS
(Amounts in thousands except limited partnership units)
                                        For the Nine Months Ended
                                                 September 30,
                                             1998         1999
Revenues:
  Sales of electricity                   $    4,321   $    4,216
  Other income                                   21           27
                                         -----------  -----------
                                              4,342        4,243
                                         -----------  -----------
Costs and Expenses:
  Depreciation                                1,873        1,873
  Interest expense                            1,108          929
  Property taxes                                 41           83
  Management fees and land lease
     to related parties                         280          294
  Maintenance and other operating
     costs to related parties                   724          773
  Other operating costs                          12           59
  Insurance expense                              62           50
                                         -----------  -----------
                                              4,100        4,061
                                         -----------  -----------
Net income                               $      242   $      182
                                         ===========  ===========

Net income per limited
   partnership unit                      $    0.203   $    0.153
                                         ===========  ===========
Number of limited partnership
   units outstanding                          1,190        1,190
                                         ===========  ===========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Amounts in thousands)
                                                          Substit.
                                       General Limited    Limited   Contrib.
                              Total    Partner Partners   Partner   Capital
Profit and loss allocation
 percentage                    100%       .5%       99%      .5%
Capital contributions, net
 of private placement costs
 and cash distributions       $27,000  $ 273   $26,146    $    -    $ 581
Conversion to
Substituted Limited
Partner                            -     (83)        -       83        -

Loss for the period from
 June 29, 1984(inception)
 through December 31, 1996    (26,039)  (184)  (25,778)     (77)       -

Balance at December 31, 1996      961      6       368        6       581

Net loss                       (1,061)    (5)    (1,051)     (5)       -

Balance at December 31, 1997     (100)     1       (683)      1       581

Net loss                         (185)    (1)      (183)     (1)       -

Balance at December 31, 1998     (285)     -       (866)      -
581

Net income                        182      1        180       1        -

Balance at September 30, 1999  $ (103)$    1   $   (686)  $   1     $ 581

                 See accompanying notes to financial statements.


ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF CASH FLOWS
INCREASE (DECREASE) IN CASH

(Amounts in thousands)
                                        For the Nine Months Ended
                                               September
30,
1998         1999
Cash flows from operating activities:
  Net income                             $      242    $    182

  Adjustments to reconcile net income to cash
   provided by operating activities -
     Depreciation                             1,873       1,873
  Changes in assets and liabilities -
     Accounts receivable                       (315)        (24)
     Prepaid insurance and other                (68)         30
     Accounts payable and accrued expenses       (8)          3
     Amounts payable to related party           138         (56)
     Accrued interest payable
       to related party                         678         613
                                         -----------   ---------
        Net cash provided                     2,540       2,621

Cash flows from financing activities:
  Principal payments on notes payable
       to related party                      (1,024)     (1,161)
                                         -----------   ---------
   Net increase in cash and cash equivalents  1,516       1,460

Cash & cash equivalents beginning of period     183          10
                                         -----------   ---------
Cash and cash equivalents end of period  $    1,699   $   1,470
                                         ===========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest $      430    $    316
                                         ===========   =========

See accompanying notes to interim financial statements

ZOND-PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

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

    Taxable income year to date                 $    2,052,000

    Less: Depreciation less for tax than GAAP       (1,871,000)

    Other, net                                           1,000
                                                ---------------
       GAAP basis income                        $      182,000
                                                ===============

    Tax basis partners' capital
    at September 30, 1999                       $   (6,898,000)

    Plus:
    GAAP basis loss less than taxable loss net,
        June 24, 1984 (inception)
        through December 31, 1998                    8,665,000

    GAAP basis loss versus taxable income
     January 1, 1999 through September 30, 1999     (1,870,000)
                                                ---------------
    GAAP basis partners' capital               $      (103,000)
                                                ===============

3. Reconciliation of GAAP Basis and Tax Basis Financial
   Statements:

    Tax basis total assets                      $     8,326,000

    Cumulative tax depreciation in excess of
    GAAP depreciation                                 6,816,000
                                                ---------------
    GAAP basis total assets
      at September 30, 1999                     $    15,142,000
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

6. Following its removal as a general partner of the Partnership effective September 24, 1988, PanAero Management
     Corporation became a substituted limited partner of the Partnership with the same capital account and interest in profits and losses as it had as a general partner.

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

On January 3, 1997, Zond Systems' parent, Zond Corporation, became a wholly-owned subsidiary of Enron Renewable Energy Corp., which is majority owned by Enron Corp. ("Enron"). In May 1997, the name of Zond Corporation was changed to Enron Wind Corp. ("EWC"). Enron, headquartered in Houston, Texas, is one of the world's leading integrated energy companies. Enron, which owns approximately $34 billion in energy related assets, delivers physical commodities and risk management and financial services to provide energy solutions to customers around the world.

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

State of Readiness:

Enron's Board of Directors has been briefed about the Year 2000 problems generally and as it may affect Enron and its respective business units. The Board has adopted a Year 2000 plan (the "Plan") covering all of Enron's business units (including the Partnership). The aim of the Plan is to take reasonable steps to prevent the mission-critical functions of Enron and each of Enron's business units from being impaired due to the Year 2000 problem. "Mission-critical" functions are those critical functions whose loss would cause an immediate stoppage of or significant impairment to major business areas (a major business area is one of material importance to the business of Enron's business units including EWC and the Partnership).

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

As a portion of one of Enron's business units, EWC is implementing its plan
(the "EWC Plan"), which will be modified as events warrant.  Any potential
Year 2000 problems of the Partnership are addressed under the EWC Plan. Under the EWC Plan, EWC will continue to inventory its and its subsidiary entities' (as well as the Partnership's) mission-critical computer hardware and software systems and embedded chips (computer chips with date-related functions, contained in a wide variety of devices); assess the effects of Year 2000 problems on the function of EWC's and its subsidiary entities' (as well as the Partnership's) businesses; remedy systems, software and embedded chips in an effort to avoid material disruptions or other material adverse effects on mission-critical functions, processes and systems; verify and test the mission-c ritical systems to which remediation efforts have been applied; and attempt to mitigate those mission-critical aspects of the Year 2000 problem that are not remediated by January 1, 2000, including the development of contingency plans to cope with the mission-critical consequences of Year 2000 problems that have not been identified or remediated by that date.

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

EWC has completed its inventory and assessment of all EWC's and its subsidiary entities' (as well as the Partnership's) internal systems including hardware and software systems and embedded chips that are mission critical as it relates to the Partnership. All internal systems that EWC has identified as mission-critical as it relates the Partnership have been remedied, tested and appear to be Year 2000 compatible. EWC has contacted Outside Entities that it believes are mission-critical to the Partnership's business, including Southern California Edison Company ("SCE"), the entity which purchases the electricity generated by the Windsystem, and has discussed their efforts to be Year 2000 ready.

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

EWC's contingency plans will contemplate an assessment of all its and its subsidiary entities' (as well as the Partnership's) mission-critical internal information technology systems and its internal operational systems that use computer-based controls. This process will commence in the early minutes of Jan uary 1, 2000, and continue for hours, days, or weeks as circumstances require. Further, EWC will in that time frame assess any mission-critical disruptions due to Year 2000-related failures that are external to EWC. The assessment process will cover, for example, loss of electrical power from utilities and telecommunications services from carriers.

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



Liquidity and Capital Resources

    The Partnership continues to experience a lack of liquidity primarily due to a continued shortfall in revenues from operations in comparison to the costs and expenses of operations. Accordingly, interest payments on the Purchase Notes were in arrears at September 30, 1999 in the aggregate amount of $4,147,000. The Partnership expects that it will continue to experience poor liquidity and to defer certain payments on the Purchase Notes. See "Results of Operations."

Results of Operations

Three Months Ended September 30, 1999, Compared to Three
Months Ended September 30, 1998.

    Revenues from power sales in the three months ended September 30, 1999 were 7.17% lower than for the corresponding 1998 period. As reported by Southern California Edison Company, the Windsystem produced 10,028 megawatt hours in the three months ended September 30, 1999, in comparison to production of 10,805 megawatt hours in the corresponding 1998 period, representing a decrease in production of approximately 7.2%.

    The Partnership received approximately $11,000 in "other income" from interest earned on cash balances in the three months ended September 30, 1999, and approximately $7,000 in the corresponding 1998 period.

    Total expenses for the three months ended September 30, 1999 were approximately 7.29% lower than the corresponding 1998 period. Interest expense decreased due to lower average principal balances on the Purchase Notes outstanding. Property Taxes decreased 43.75% due to a lower valuation this year by the property tax assessor in Riverside County, California. The valuation in 1998, which is based on projected cash flows by the Partnership, has been appealed. Management fees and land lease expenses decreased 13.7%. Management fees are 2% of sales receipts and land lease is 5% of sales receipts. Sales receipts lag behind the accrued sales revenue by about two months. Maintenance and other operating costs decreased 7.45% due to reduced repairs this year compared to last year. Insurance expense increased by $12,000 due to the timing of the billing for the property and general liability excess insurance premiums.

    Overall, the Partnership reported loss of $340,000 for the three months ended September 30, 1999, in comparison to a loss of $373,000 for the corresponding 1998 period.

    The Partnership's financial condition worsened slightly during the three months ended September 30, 1999 due primarily to the lower power sales revenues during the quarter. Total partners' capital decreased $340,000 from $237,000 at June 30, 1999, to ($103,000) at September 30, 1999. Limited
Partners' capital decreased $336,000 from ($350,000) at June 30, 1999, to ($686,000) at September 30, 1999. This represents a total decrease of approximately $286 per unit of partnership. Based on historical average wind energy and current cost levels, the Partnership expects to continue to suffer net annual operating losses and expects that its overall financial condition will worsen annually for the foreseeable future.

Nine Months Ended September 30, 1999, Compared to Nine
Months Ended September 30, 1998.

    Revenues from power sales in the nine months ended September 30, 1999 were 2.43% lower than for the corresponding 1998 period. As reported by Southern California Edison Company, the Windsystem produced 41,332 megawatt hours in the nine months ended September 30, 1999, in comparison to production of 42,265 megawatt hours in the corresponding 1998 period, representing a decrease in production of approximately 2.2%.

    The Partnership received approximately $27,000 in "other income" from interest earned on cash balances in the nine months ended September 30, 1999, and approximately $21,000 in the corresponding 1998 period.

    Total expenses for the nine months ended September 30, 1999 were approximately 0.95% lower than the corresponding 1998 period. Interest expense decreased due to lower average principal balances on the Purchase Notes outstanding. Property Taxes increased by $42,000 due to a higher valuation by the property tax assessor in Riverside County, California. This revaluation, which is based on projected cash flows by the Partnership, has been appealed. Management fees and land lease expenses increased 5%. Management fees are 2% of sales receipts and land lease is 5% of sales receipts. Sales receipts lag behind the accrued sales revenue by about two months. Maintenance and other operating costs increased 13.04%, substantially due to increased generator parts replacements. Insurance expense decreased 19.35%, which is attributable to historical low loss experience, asset devaluation, and the packaging of all turbine projects Enron Wind Systems operates under one policy with Enron Corp.

    Overall, the Partnership reported income of $182,000 for the nine months ended September 30, 1999, in comparison to an income of $242,000 for the corresponding 1998 period.

    The Partnership's financial condition improved during the nine months ended September 30, 1999. During the nine months ended September 30, 1999, total partners' capital increased $182,000 from ($285,000) at December 31, 1998, to ($103,000). Limited Partners' capital increased $180,000 from ($866,000) at December 31, 1998, to ($686,000). This represents a total increase of approximately $153 per unit of partnership. Although the Partnership's financial condition improved during this interim period, based on historical average wind energy and current cost levels, the Partnership expects to continue to suffer net annual operating losses and expects that its overall financial condition will worsen annually for the foreseeable future.


PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
a. Exhibits:  Exhibit 27. Financial Data Schedule.
b. Reports on Form 8-K: No reports on Form 8-K have been filed by the Registrant.
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         ZOND-PANAERO WINDSYSTEM PARTNERS I
           A CALIFORNIA LIMITED PARTNERSHIP

                           By: Zond Windsystems Management
                           Corporation, General Partner


Date: November 12, 1999      By:/S/ KENNETH C. KARAS

                           Kenneth C. Karas
                           President and
                           Chief Financial Officer

Date: November 12, 1999      By:/S/ D. MICHAEL WESTBELD

                           D. Michael Westbeld
                           Vice President-Controller