Form 10-Q
period 2001-09-30
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 2001-11-14
CIK 767404

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


          For the quarterly period ended: September 30, 2001
                                          ------------------

                                       OR

     [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


            For the transition period from _________ to ___________


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

                                YES  X    NO
                                    ---      ---

PART  I  --  FINANCIAL  INFORMATION


Item  1.

Balance  Sheets  at  September  30,  2001  and  December  31,  2000.

Statements of Operations for the Three Months Ended September 30, 2001, and
     September 30, 2000.

Statements  of  Operations  for  the
  Nine  Months  Ended  September  30,  2001,  and
  September  30,  2000.

Statement  of  Changes  in  Partners'  Capital
  Accounts  at  September  30,  2001,  and  December  31,  2000.

Statements  of  Cash  Flows  for  the  Three  Months
  Ended  September  30,  2001,  and  September  30,  2000.

Statements  of  Cash  Flows  for  the  Nine  Months
  Ended  September  30,  2001,  and  September  30,  2000.

Notes  to  Interim  Financial  Statements.


ZOND PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)
BALANCE SHEETS
(Amounts in thousands)


                                        December 31,   September 30,
                                          2000            2001
                                        (Audited)     (Unaudited)
ASSETS
Current assets:
  Cash                                   $       17   $      956
  Accounts receivable                           299        1,325
  Other current assets                           52           72
                                          ---------   ----------
   Total current assets                         368        2,353
                                          ---------   ----------
Noncurrent assets:
  Building                                       98           98
  Wind turbines                              49,561       49,561
  Less:   Accumulated depreciation          (39,731)     (41,604)
                                          ---------   ----------
   Total noncurrent assets                    9,928        8,055
                                          ---------   ----------
Total assets                             $   10,296   $   10,408
                                         ===========  ===========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current portion of
    notes payable to related party       $    3,084   $    3,996
  Accounts payable                               26           36
  Interest payable to related party           4,753        5,250
  Amounts payable to related parties            169          363
                                          ---------   ----------
   Total current liabilities                  8,032        9,645
                                          ---------   ----------
  Notes payable to related party, less
    current portion                           3,498        1,804
                                          ---------   ----------
Partners' capital:
  Limited partners                           (1,805)      (1,614)
  General partner                                (5)          (4)
  Substituted limited partner                    (5)          (4)
  Contributed capital                           581          581
                                          ---------   ----------
   Total partners' capital                   (1,234)      (1,041)
                                          ---------   ----------
Total liabilities and partners' capital  $   10,296   $   10,408
                                         ===========  ===========

See accompanying notes to interim financial statements


ZOND PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
(Amounts in thousands except limited partnership units)

                                        For the Three Months Ended
                                                September 30,
                                             2000         2001
Revenues:
  Sales of electricity                   $    1,236   $    1,222
  Other income                                    7           85
                                          ---------   ----------
                                              1,243        1,307
                                          ---------   ----------
Costs and Expenses:
  Depreciation                                  625          625
  Interest expense                              219          136
  Property taxes                                 26           21
  Management fees and land lease
     to related parties                         119          136
  Maintenance and other operating
     costs to related parties                   268          259
  Other operating costs                           4           16
  Insurance expense                              22           21
                                          ---------   ----------
                                              1,283        1,214
                                          ---------   ----------
Net (loss) income                        $      (40) $        93
                                         ===========  ===========

Net (loss) income per limited
   partnership unit                      $   (0.034)  $    0.078
                                         ===========  ==========
Number of limited partnership
   units outstanding                          1,190        1,190
                                         ===========  ===========

See accompanying notes to interim financial statements


ZOND PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENTS OF OPERATIONS
(Amounts in thousands except limited partnership units)

                                         For the Nine Months Ended
                                                September 30,
                                             2000         2001
Revenues:
  Sales of electricity                   $    3,943   $    3,683
  Other income                                   16           88
                                          ---------   ----------
                                              3,959        3,771
                                          ---------   ----------
Costs and Expenses:
  Depreciation                                1,873        1,873
  Interest expense                              726          498
  Property taxes                                 63           72
  Management fees and land lease
     to related parties                         258          266
  Maintenance and other operating
     costs to related parties                   881          743
  Other operating costs                          46           61
  Insurance expense                              67           65
                                          ---------   ----------
                                              3,914        3,578
                                          ---------   ----------
Net income                               $       45   $      193
                                         ===========  ===========

Net income per limited
   partnership unit                      $    0.038   $    0.162
                                         ===========  ===========
Number of limited partnership
   units outstanding                          1,190        1,190
                                         ===========  ===========

See accompanying notes to interim financial statements


ZOND PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

(Amounts in thousands)

                                                          Substit.
                                       General Limited    Limited   Contrib.
                              Total    Partner Partners   Partner   Capital
Profit and loss allocation
 percentage                     100%     .5%       99%      .5%
Capital contributions, net
 of private placement costs
 and cash distributions       $27,000  $ 273   $26,146    $   -     $ 581
Conversion to
Substituted Limited
Partner                             -    (83)        -       83         -

Loss for the period from
 June 29, 1984(inception)
 through December 31, 1999    (27,665)  (192)  (27,388)     (85)        -
                               --------  ----  --------     ----     -----
Balance at December 31, 1999     (665)    (2)   (1,242)      (2)      581

Net loss                         (569)    (3)     (563)      (3)        -
                               --------  ----  --------     ----     -----
Balance at December 31, 2000   (1,234)    (5)   (1,805)      (5)      581

Net income                        193      1       191        1         -
                               --------  ----  --------     ----     -----
Balance at September 30, 2001 $(1,041)  $ (4) $ (1,614)    $ (4)    $ 581
                               ========  ====  ========     ====     =====

See accompanying notes to interim financial statements.


ZOND PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS
(DECREASE) INCREASE IN CASH

(Amounts in thousands)

For the Three Months Ended September 30,
                                             2000      2001
Cash flows from operating activities:
  Net (loss) income                       $     (40)  $    93

  Adjustments to reconcile net (loss) income to cash
   provided by operating activities:
     Depreciation                               625       625
  Changes in assets and liabilities -
     Accounts receivable                        469        92
     Other current assets:                      (67)        1
     Accounts payable and accrued expenses       (4)      (10)
     Amounts payable to related party            90        81
     Accrued interest payable
       to related party                         218       134
                                         ----------   ---------
        Net cash provided by                  1,291     1,016
         operating activities

Cash flows from financing activities:
  Principal payments on notes payable
       to related party                          -       (782)
                                         ----------   ---------
   Net increase in cash                       1,291       234

Cash, beginning of period                        44       722
                                         ----------   ---------
Cash, end of period                      $    1,335   $   956
                                         ===========  =========

See accompanying notes to interim financial statements.


ZOND PANAERO WINDSYSTEM PARTNERS I
(A California Limited Partnership)

STATEMENTS OF CASH FLOWS
(DECREASE) INCREASE IN CASH

(Amounts in thousands)

                                       For the Nine Months Ended
                                              September 30,
                                              2000      2001
Cash flows from operating activities:
  Net income                             $       45   $     193

  Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation                             1,873       1,873
  Changes in assets and liabilities -
     Accounts receivable                       (259)     (1,026)
     Other current assets                       (34)        (20)
     Accounts payable and accrued expenses       (6)         10
     Amounts payable to related party           (54)        194
     Accrued interest payable
       to related party                         555         497
                                         -----------   ---------
        Net cash provided by                  2,120       1,721
         operating activities

Cash flows from financing activities:
  Principal payments on notes payable
       to related party                        (839)       (782)
                                         -----------   ---------
   Net increase in cash                       1,281         939

Cash, beginning of period                        54          17
                                         -----------   ---------
Cash, end of period                      $    1,335   $     956
                                         ===========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the nine months ended
  September 30, for interest             $      171    $     -
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

Taxable  income  year  to  date                 $    2,072,000

Less:  Depreciation  less  for  tax  than  GAAP     (1,871,000)

Other, net                                              (8,000)
                                                 --------------
GAAP  basis  income                             $      193,000
                                                ===============

Tax  basis  partners'  capital
 at  September  30,  2001                       $   (2,838,000)

Plus:
GAAP  basis  loss  less  than  taxable  loss  net,
 June  24,  1984  (inception)
 through  December  31,  2000                        3,675,000

GAAP  basis  loss  versus  taxable  income
 January  1,  2001 through  September 30, 2001      (1,878,000)
                                                ---------------
GAAP  basis  partners'  capital                 $    (1,041,000)
                                                ===============

3.  Reconciliation  of  GAAP  Basis  and  Tax  Basis  Financial
   Statements:

Tax  basis  total  assets                      $     8,576,000

Cumulative  tax  depreciation  in  excess  of
  GAAP  depreciation                                 1,832,000
                                               ---------------
  GAAP  basis  total  assets
      at  September  30, 2001                  $    10,408,000
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

8. In 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which must be applied to all derivative instruments and requires that such instruments be recorded in the balance sheet either as an asset or liability measured at its fair value through earnings, with special accounting allowed for certain qualifying hedges. Management adopted SFAS 133 and the adoption of SFAS 133, and did not have a material effect on the partnership.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
           Condition  and  Results  of  Operations.

     Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership") was formed in 1984 to purchase, own, and operate a wind-driven electric power generating facility located near Palm Springs, California (the "Windsystem"). The Partnership's payment for the purchase, construction, and installation of the Windsystem was comprised of $22,430,000 in cash and $26,500,000 in the form of eighteen-year notes payable (the "Purchase Notes"). The electricity generated by the Windsystem is sold to Southern California Edison Company ("SCE"). The general partner of the Partnership is Zond Windsystems Management Corporation ("ZWMC"), a wholly-owned subsidiary of EWC Systems, Inc. ("EWC Systems"), formerly known as Zond Systems, Inc. ("Zond Systems").

     On January 3, 1997, Enron Wind Systems' parent, Zond Corporation, became a wholly-owned subsidiary of Enron Renewable Energy Corp., which is wholly-owned by Enron Corp. ("Enron"). In May 1997, the name of Zond Corporation was changed to Enron Wind Corp. ("EWC"). Enron, headquartered in Houston, Texas, is a leading integrated energy company. Enron's Internet address is www.enron.com, and its stock is traded on the New York Stock Exchange under the ticker symbol, "ENE."

Liquidity  and  Capital  Resources

     The Partnership continues to experience a lack of liquidity primarily due to a continued shortfall in revenues from operations in comparison to the costs and expenses of operations. Accordingly, interest payments on the Purchase Notes were in arrears at September 30, 2001 in the aggregate amount of $5,116,000 as compared to $4,378,000 at September 30, 2000. The Partnership expects that it will continue to experience poor liquidity and to defer certain payments on the Purchase Notes. Zond Construction Corporation, a general partner of MCC, has granted a waiver of its rights to foreclose due to the note payment defaults through December 31, 2001. See "Results of Operations."

Results  of  Operations

Three  Months  Ended  September  30,  2001,  Compared  to  Three
Months  Ended  September  30,  2000.

     Revenues from power sales in the three months ended September 30, 2001 were 1.13% lower than for the corresponding 2000 period. As reported by SCE, the Windsystem produced 11,415 megawatt hours in the three months ended September 30, 2001, in comparison to production of 12,115 megawatt hours in the corresponding 2000 period, representing a decrease in production of approximately 5.78% due to lower availability and lower wind levels during the period.

     The Partnership received approximately $85,000 in "other income" from interest earned on cash balances and interest on SCE accounts receivable in the three months ended September 30, 2001, and approximately $7,000 in the corresponding 2000 period.

     Total expenses for the three months ended September 30, 2001 were approximately 5.38% lower than the corresponding 2000 period. Interest expense decreased due to lower average principal balances on the Purchase Notes outstanding. Management fees and land lease expenses increased 14.29%. Management fees are 2% of sales receipts and land lease is 5% of sales receipts. In 2000, sales receipts lagged behind the accrued sales revenue by approximately two months. In April of 2001, SCE began making estimated payments which are received one month after production. As management fees and land lease expenses are based on receipts, an additional month's expense is accrued in the current year.

     Overall, the Partnership reported income of $93,000 for the three months ended September 30, 2001, in comparison to a loss of $40,000 for the corresponding 2000 period.

     The Partnership's financial condition improved during the three months ended September 30, 2001 due primarily to higher revenues and lower expenses during the quarter. Total partners' capital increased $93,000 from ($1,134,000) at June 30, 2001, to ($1,041,000) at September 30, 2001. Limited Partners' capital increased $93,000 from ($1,707,000) at June 30, 2001, to ($1,614,000) at
September 30,2001. This represents a total increase of approximately $78 per unit of partnership.

Nine  Months  Ended  September  30,  2001,  Compared  to  Nine
Months  Ended  September  30,  2000.

     Revenues from power sales for the nine months ended September 30, 2001 were 6.59% lower than for the corresponding 2000 period. As reported by SCE, the Windsystem produced 35,536 megawatt hours in the nine months ended September 30, 2001, in comparison to production of 38,563 megawatt hours in the corresponding 2000 period, representing a decrease in production of approximately 7.85%, which resulted from the lower availability and lower wind energy levels during the nine-month period.

     The partnership received approximately $88,000 in "other income" from interest earned on cash balances and interest on SCE accounts receivable in the nine months ended September 30, 2001, and approximately $16,000 in the corresponding 2000 period.

     Total expenses for the nine months ended September 30, 2001 were approximately 8.58% lower than the corresponding 2000 period. Interest expense decreased due to the lower average principal balances on the Purchase Notes outstanding. Property taxes increased 14.29% due to a higher valuation this period by the property tax assessor in Riverside County, California. Management fees and land lease expenses increased 3.10%. Management fees are 2% of sales receipts and land lease is 5% of sales receipts. Sales receipts lag behind the accrued sales revenue by about two months. In April of 2001, SCE began making estimated payments which are received one month after production. As management fees and land lease expenses are based on receipts, an additional month's expense is accrued in the current year. Maintenance and other operating costs decreased 13.38%, substantially due to a decrease in generator repairs and replacements this year compared to last year.

     Overall, the Partnership reported income of $193,000 for the nine months ended September 30, 2001, in comparison to income of $45,000 for the corresponding 2000 period.

     The Partnership's financial condition improved during the nine months ended September 30, 2001 due primarily to lower expenses for the period. Total partners' capital increased $193,000 from ($1,234,000) at December 31, 2000, to ($1,041,000) at September 30, 2001. Limited Partners' capital increased $191,000 from ($1,805,000) at December 31, 2000, to ($1,614,000) at September 30, 2001.
This represents a total increase of approximately $16.20 per unit of partnership.

Current  Developments

     At the end of January 2001, EWC was advised by SCE that it would not make payments for power deliveries in November and December 2000. SCE sought a permanent solution to its financial difficulties before resuming payments under its power contracts. EWC, along with other renewable source generators, continued to carry on discussions with SCE seeking a solution equitable to all parties.

     EWC continued to operate the turbine projects and deliver power to SCE believing that eventually a solution would be negotiated. SCE was put on notice that EWC could not continue this indefinitely. Other alternative power generators in California began to shut down operations putting more pressure on a comprehensive solution. SCE continued to default on its contractual obligations by missing payments due for January, February and March 2001 power deliveries.

     By the first of April, discussions with SCE had taken no significant steps in achieving a solution. EWC, assisted by outside counsel, explored various legal alternatives to enforce the contractual rights of the turbine owners. With no realistic prospects seemingly imminent for a solution, EWC filed suit on May 2, in Los Angeles Superior court. The suit sought to get rightful compensation from SCE for power delivered, and at the option of the plaintiffs, relief from the obligation to deliver power under the existing contracts with SCE coupled with the right to sell power in the open market across the SCE transmission grid.

     With the increasing frequency of power generators taking plants off line due to nonpayment, the California Public Utilities Commission (the "CPUC" or the "Commission") moved to protect the grid from an increasing threat of rolling blackouts. The Commission passed an order on March 27, (the "CPUC Order") wherein SCE was obligated to begin payments for power delivered on a going forward basis. Subject to significant damages if not in compliance, SCE initiated discussions with power generators to agree on a payment plan. EWC chose to receive payments twice monthly, each payment for power delivered over a two-week period. To date payments for the five days in March from the date the CPUC Order was effective, through the first half of October have been received. The CPUC Order did not address the issue of payments due for the five months beginning November 2000.

     On June 11, SCE sent an offer to all alternative generators to settle the amounts past due and proposed a structure for future payments. The offer resulted from lengthy negotiations between SCE and alternative energy producers monitored by the Governor's office. The structure of the offer would pay all amounts past due with interest accruing at 7% to the date of payment.

     Payments of the past due amounts would be made in three installments, 10% immediately plus interest on all the past due amount to the date of the installment payment, another 10% when the agreement becomes effective (after CPUC approval and certain other conditions are satisfied), and the final 80% when the State Legislature approves a plan that restores SCE's credit. There are financial incentives built into the plan whereby SCE is penalized if the final amount is not paid by a date certain. SCE paid the first installment due under the plan on August 31, 2001.

     SCE would only enter into this agreement having achieved, in SCE's sole judgement, substantial subscription to the plan from the alternative generators and approval of the plan from the CPUC. EWC, on behalf of the Partnership, signed the agreement with SCE on August 22, 2001 and suspended the lawsuit previously filed in May against SCE, pending performance by SCE of the terms of the settlement agreement.

     On October 2, 2001, the California Public Utilities Commission and SCE reached a settlement regarding a method that would enable SCE to recover their losses. EWC and other alternative energy producers currently are in discussions with SCE regarding proposed amendments to the settlement agreements entered into with SCE in August, to address the change in circumstances resulting from the settlement that SCE reached with the California Public Utilities Commission.

                                   **********


SAFE  HARBOR  FOR  FORWARD-LOOKING  STATEMENTS

     Certain of the statements contained herein may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are identified by the use of forward-looking words or phrases, including, but not limited to, "estimates," "expects," "expected," "anticipates," and "anticipated." These forward-looking statements are based on the Partnership's current expectations. Although the Partnership believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. Forward-looking statements involve risks and uncertainties and the Partnership's actual results could differ materially from the Partnership's expectations. The Partnership undertakes no obligation to update its forward-looking statements.

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk

     In the normal course of business, the financial position of the Partnership is subject to a variety of risks, such as the collectability of its accounts receivable. The Partnership's long-term obligations consist primarily of its own promissory notes. The Partnership does not presently enter into any transactions involving derivative financial instruments for risk management or other purposes due to the stability in interest rates in recent times and because management does not consider the potential impact of changes in interest rates to be material.

     The Partnership's available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of the Partnership's cash flows are derived from its operations within the United States and the Partnership is not subject to market risk associated with changes in foreign exchange rates.


PART  II  --  OTHER  INFORMATION

Item  1.  Legal  Proceedings.
See Part I, Item 2 under "Current Developments". Such disclosure is incorporated herein by reference.

Item  3.  Defaults  Upon  Senior  Securities.
The Partnership has defaulted on certain interest payments on the Purchase Notes as described in Part I, Item 2 under the heading "Liquidity and Capital Resources". Such disclosure is incorporated herein by reference.

Item  6.  Exhibits  and  Reports  on  Form  8-K

     a.   Exhibits:

          None.

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


                                  ZOND-PANAERO  WINDSYSTEM  PARTNERS  I
                                  A  CALIFORNIA  LIMITED  PARTNERSHIP

                                  By: Zond Windsystems Management
                                  Corporation,  General  Partner


Date: November 12, 2001           By:/S/  ADAM  S.  UMANOFF
                                  -------------------------------
                                  Adam  S.  Umanoff
                                  Director


Date: November 12, 2001           By:/S/  D.  MICHAEL  WESTBELD
                                  -------------------------------
                                  D.  Michael  Westbeld
                                  Vice  President-Controller