Form 10-Q
period 2003-03-31
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 2004-05-10
CIK 767404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       Or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the transition period from ___________________ to _______________________

                           Commission File No. 0-13510


      ZOND-PANAERO WINDSYSTEM PARTNERS I, A CALIFORNIA LIMITED PARTNERSHIP

State or other jurisdiction of incorporation or organization:  California

I.R.S. Employer Identification No: 77-0035358

Address of principal executive offices: 1221 Lamar Street, Suite 1600, Houston, Texas 77010

Registrant's telephone number, including area code: (713) 345-3582

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES NO X

                                Explanatory Note


Zond Pan-Aero Windsystem Partners I ("the Partnership") has been delinquent in the filing of certain periodic reports required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The reasons for this delinquency are more fully described in the Current Report on Form 8-K filed by the Partnership with the Securities and Exchange Commission (the "SEC") on November 5, 2003. This Quarterly Report on Form 10-Q contains unaudited business and financial information for the three months ended March 31, 2003 and subsequent event disclosures through May 15, 2003. Concurrent with the filing of this Quarterly Report, the Partnership is filing with the SEC its Annual Report on Form 10-K for the three years ended December 31, 2001, 2002 and 2003.

                       Zond-PanAero Windsystem Partners I,
                        A California Limited Partnership
                    For the three months ended March 31, 2003


                                TABLE OF CONTENTS


                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

   Condensed Balance Sheets at March 31, 2003 (Unaudited) and December 31, 2002.

   Unaudited Condensed Statements of Operations for the three months ended March 31, 2003 and March 31, 2002.

   Unaudited Condensed Statements of Changes in Partners' Capital (Deficit) at March 31, 2003 and December 31, 2002.

   Unaudited Statements of Cash Flows for the three months ended March 31, 2003 and March 31, 2002.

   Notes to Unaudited Condensed Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)



                                                          March 31, 2003                    December 31, 2002
                                                       ------------------------           -----------------------
                                                          (unaudited)
 Assets
 Current assets:
   Cash and cash equivalents                            $             788                   $               472
   Accounts receivable                                                -                                     105
   Accounts receivable from related party                             892                                   813
   Other current assets                                               221                                    39
                                                       ------------------------             ----------------------
 Total current assets                                               1,901                                 1,429
                                                       ------------------------             ----------------------

 Property, Plant and Equipment
   Buildings                                                           98                                    98
   Plant and Equipment                                             49,561                                49,561
   Less - accumulated depreciation                                (45,347)                              (44,723)
                                                       ------------------------           --------------------------
 Property, Plant and Equipment, net                                 4,312                                 4,936
                                                       ------------------------           --------------------------
      Total assets                                     $            6,213                 $               6,365
                                                       ========================           ==========================

 Liabilities and partners' deficit
 Current liabilities:
   Accounts payable and accrued expenses               $              134                 $                  68
   Accounts payable to related party                                  656                                   547
   Current portion of notes payable
           to related party                                         1,008                                 1,008
   Accrued interest to related party                                5,745                                 5,718
                                                       ------------------------           --------------------------
 Total current liabilities                                          7,543                                 7,341
                                                       ------------------------           --------------------------

Partners' deficit
  General partner                                                      (6)                                   (4)
  Limited partners                                                 (1,899)                               (1,549)
  Substituted limited partner (Note 1)                                 (6)                                   (4)
  Contributed capital                                                 581                                   581
                                                       ------------------------           --------------------------
     Total partners' deficit                                       (1,330)                                 (976)
                                                       ------------------------           --------------------------

     Total liabilities and partners'                   ------------------------           --------------------------
       deficit                                         $            6,213                 $               6,365
                                                       ========================           ==========================



The accompanying notes are an integral part of the unaudited condensed financial statements.

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
    (Dollars in thousands, except per Unit value, which is in whole dollars)
                                   (Unaudited)










                                                                      For the three months ended

                                                            March 31, 2003                 March 31, 2002
                                                     ----------------------------    ------------------------------
            Revenue:
              Sale of electricity                     $                   675         $                     807
              Other income                                                  -                                40
                                                     ----------------------------    ------------------------------
              Total revenue                                               675                               847

            Costs and expenses:
              Depreciation                                                624                               624
              Interest expense                                             27                               122
              Property taxes                                               20                                12
              Easement fees to related party                               30                                76
              Management fees to
                 related party                                             12                                30
              Maintenance and other operating costs
                 to related and other parties                             249                                315
              Insurance costs                                              67                                57
                                                     ----------------------------    ------------------------------
            Total costs and expenses                                    1,029                             1,236
                                                     ----------------------------    ------------------------------

            Net loss                                  $                  (354)       $                     (389)
                                                     ============================    ==============================

            Net loss per Unit                         $                  (297)       $                     (327)
                                                     ============================    ==============================

            Number of outstanding Limited
               Partner Units                                            1,190                             1,190
                                                     ============================    ==============================







The accompanying notes are an integral part of the unaudited condensed financial statements.

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
         UNAUDITED CONDENSED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                             (Dollars in thousands)
                                   (Unaudited)







                                                                                                     Substituted
                                                                                                       Limited      Contributed
                                                                         General        Limited        Partner        Capital
                                                           Total         Partner       Partners       (Note 2)       (Note 5)
                                                       -------------- -------------- -------------- -------------- --------------
            Profit and loss allocation                       100.00%          0.50%         99.00%          0.50%
                                                       -------------- -------------- -------------- -------------- --------------

            Balances at December 31, 2001                    (1,442)            (6)         (2,011)           (6)             581

            Net income                                          466              2             462             2                -
                                                       -------------- -------------- -------------- -------------- --------------

            Balances at December 31, 2002                      (976)            (4)         (1,549)           (4)             581

            Net (loss)                                         (354)            (2)           (350)           (2)               -
                                                       -------------- -------------- -------------- -------------- --------------

            Balances at March 31, 2003                   $   (1,330)            (6)     $   (1,899)           (6)     $       581
                                                       ==========================================================================






The accompanying notes are an integral part of the unaudited condensed financial statements.

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)









                                                                      For the three months ended

                                                            March 31, 2003                 March 31, 2002
                                                     ----------------------------    ------------------------------
Cash Flow From Operating Activities:

Net loss                                              $                  (354)        $                     (389)

Reconciliation of net loss to net cash
  provided by operating activities:


Depreciation                                                              624                                624

Changes in operating assets and liabilities:
Accounts receivable                                                       105                                824
Acccounts receivable from related party                                   (79)                               -
Prepaid insurance and other                                              (182)                               (97)
Accounts payable and accrued expenses                                      66                                (37)
Amount payable to related party                                           109                                 46
Accrued interest payable to related party                                  27                                122
                                                     ----------------------------    ------------------------------
Net cash provided by operating activities                                 316                              1,093

Cash flows used in financing activities:

Principal payments on notes payable to related party                        -                            (1,007)
                                                     ----------------------------    ------------------------------
Net increase in cash and cash equivalents                                 316                                86

Cash and cash equivalents at beginning of the period                      472                                83
                                                     ----------------------------    ------------------------------

Cash and cash equivalents at end of period            $                   788        $                      169
                                                     ============================    ==============================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest            $                     -        $                        -






The accompanying notes are an integral part of the unaudited condensed financial statements.

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP


                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The financial statements included herein for the quarterly periods ended March 31, 2003 and 2002 have been prepared by Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership") without audit pursuant to the rules and regulations of the SEC. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Partnership, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading.

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

NOTE 2 - THE PARTNERSHIP

Introduction

The Partnership was formed on June 29, 1984 to purchase, own and operate a system of 300 Vestas Energy A/S Model V-15 wind turbine electric generators (the "Turbines"). The Turbines, together with certain infrastructural improvements (the "Infrastructural Improvements") which are owned by Mesa Wind Developers ("Mesa"), a joint venture between Enron Wind Systems, Inc. ("EWSI") and an affiliate of PanAero Corporation ("PanAero"), form an integrated electric power generating facility (the "Windsystem") with a rated capacity of 19.5 megawatts in the San Gorgonio Pass area of the San Bernardino Mountains near Palm Springs, California (the "Operating Site"). EWSI is a developer and operator of commercial wind-powered electric generating facilities and PanAero is a wind resources development company. On January 3, 1997, EWSI's parent, Zond Corporation, became a wholly-owned subsidiary of Enron Renewable Energy Corp., which is wholly-owned by Enron Corp. ("Enron"). In May 1997, the name of Zond Corporation was changed to Enron Wind Corp. ("EWC").

The general partner (the "General Partner") of the Partnership is Zond Windsystems Management LLC ("ZWM"), a California limited liability company wholly-owned by Enron Wind Systems, LLC ("EWS"). See "Bankruptcy and Mergers" regarding certain affiliated mergers and name changes affecting ZWM, EWS and EWC. The business of the Partnership and the respective rights of its partners, including the Partnership's limited partners (the "Limited Partners"), are governed by the First Amended and Restated Certificate and Agreement of Limited Partnership of Zond-PanAero Windsystem Partners I, a California Limited Partnership, entered into on November 29, 1984, as amended (the "Partnership Agreement").

The Partnership Agreement states that the Partnership will terminate on December 31, 2005, unless earlier terminated in accordance with the provisions of the Partnership Agreement. The Windsystem, which became operational in November 1984, was constructed by Mesa Construction Company ("MCC"), a joint venture between an affiliate of EWSI and an affiliate of PanAero. The Partnership paid MCC a total of $48.9 million for the purchase, construction and installation of the Turbines, comprised of $22.4 million in cash and $26.5 million in the form of eighteen-year, 13% notes payable in equal semi-annual installments of principal and interest totaling $1.9 million (the "Purchase Notes"). As of the date of the filing of this report, the Partnership is in default of the Purchase Notes. See Notes 4 and 5 below.

Bankruptcy and Mergers

Commencing on December 2, 2001, and periodically thereafter, Enron and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On February 20, 2002, EWC and EWSI each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Additionally, two California limited liability companies formed on February 19, 2002 for the purposes of merging with EWC and EWSI in anticipation of the sale of Enron's wind business also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code.

EWC merged with and into one of such limited liability companies on April 19, 2002 and the surviving limited liability company changed its name to Enron Wind LLC ("EW"). EWSI merged with and into the other limited liability company, also on April 19, 2002, and the surviving limited liability company changed its name to Enron Wind Systems, LLC.

On April 12, 2002, Zond Windsystems Management Corporation ("ZWMC"), the general partner of the Partnership at such time, merged with and into a third California limited liability company, formed on March 12, 2002, and the surviving limited liability company changed its name to Zond Windsystems Management LLC. On May 3, 2002, Zond Construction Corp. merged with and into a fourth California limited liability company, formed on March 21, 2002, and the surviving limited liability company changed its name to Zond Construction LLC ("ZC"). Neither ZWM nor ZC has filed for bankruptcy.

Substituted Limited Partner

PanAero Management Corporation ("PAMC"), a California corporation wholly-owned by PanAero, formerly served as a general partner of the Partnership (together with ZWMC, the "Former General Partners"). In June 1988, the Partnership solicited a vote by proxy of the Limited Partners to remove PAMC as a general partner. Pursuant to that vote, PAMC was converted to a substituted limited partner. Although the term "Substituted Limited Partner" is defined in the Partnership Agreement as any individual, partnership, corporation, trust or other entity admitted to the Partnership as a Limited Partner pursuant to transfer provisions under the Partnership Agreement, the term substituted limited partner is used in the accompanying Unaudited Condensed Balance Sheets at March 31, 2003 and December 31, 2002 and the Unaudited Condensed Statements of Changes in Partners' Capital (Deficit) for the three months ended March 31, 2003 and for the year ended December 31, 2002 only in reference to the substituted limited partner interest created by the removal of PAMC as a general partner. Under an Agreement of Settlement and Mutual Releases (the "Settlement

Agreement") executed on June 26, 2000, PAMC agreed to transfer its substituted limited partner interest in the Partnership to ZWMC.

Sale to General Electric

On April 10, 2002, Enron, EWC and certain of its subsidiaries, including EWSI, entered into an Amended and Restated Purchase and Sale Agreement in which such entities agreed to sell in an asset sale (the "GE Sale") their wind turbine manufacturing, operation and maintenance and construction businesses to General Electric Company, acting through its GE power systems business ("GEPS"). The GE Sale was consummated on May 10, 2002. EW and its subsidiaries retained its existing wind power projects including the indirect ownership of the general partnership interest in the Partnership. However, effective as of the sale, substantially all of the employees who had been involved in the management of the Partnership transferred to GEPS.

Following the sale to GEPS, new management was appointed to manage and operate the Partnership, and ZWM's principal executive offices were moved to 1400 Smith Street, Houston, Texas 77002. Eric D. Gadd was appointed President and Chief Executive Officer of ZWM on September 26, 2002.

New Management and Financial Reports

Until its appointment, the new management of the Partnership had no material involvement with the business and operations of the Partnership. In the process of reviewing the Partnership's books and records and through conversations with prior management, it appeared to new management that the Partnership had attempted, but failed, to file with the SEC certain Partnership Exchange Act reports for certain time periods preceding the Enron bankruptcy. The submissions of such reports into the EDGAR filing system were not accepted although prior management apparently believed the filings were made successfully. These reports consist of the Partnership's Form 10-K for the year ended December 31, 1999, the Partnership's Forms 10-Q for each of the three quarters of 2000, the Partnership's Form 10-K for the year ended December 31, 2000, and the Partnership's Forms 10-Q for the first and second quarters of 2001. These reports appear to have been prepared by prior management of the Partnership and audited or reviewed, as the case may be, by Arthur Andersen LLP. The Partnership has copies of the EDGARized version of each of such reports as well as most of the cover sheets reflecting the attempted EDGAR submissions. To date, the Partnership has not filed any of these reports with the SEC.

During the first quarter of 2003, current management of the Partnership initiated a review of the current and historical financial information available to it, but was unable to prepare quarterly and annual reports that complied with Exchange Act requirements because the Partnership had not been able to retain an independent auditor. Management believed that the fact that EWS is a debtor-in-possession under Chapter 11 of the Bankruptcy Code and the fact that it and ZWM are indirect wholly owned subsidiaries of Enron made it extraordinarily difficult for the Partnership to find an independent auditor to replace Arthur Andersen LLP. As of May 15, 2003, in addition to the reports disclosed in the previous paragraph, the Partnership had not filed the Partnership's Form 10-K for the year ended December 31, 2001, the Partnership's Forms 10-Q for each of the three quarters of 2002, the Partnership's Form 10-K for the year ended December 31, 2002 or the Partnership's Form 10-Q for the first quarter of 2003.

Operation and Maintenance Services

EWS manages the Windsystem pursuant to a windsystem management agreement with the Partnership executed on July 27, 1988 (the "Management Agreement"). The

Management Agreement terminates by its terms on December 31, 2004. Prior to May 10, 2002, Enron Wind Maintenance LLC, an affiliate of EWS, provided operations and maintenance services for the Windsystem. On May 10, 2002, in connection with the GE Sale, EWS contracted with GE Wind Energy, LLC to perform certain operations and maintenance services relating to the Windsystem for a period of one year ending on May 10, 2003. See "Operation and Maintenance Services" in
Note 7 below.

Substantial Transactions and Operating Agreements

The accompanying unaudited condensed financial statements include substantial transactions with related parties. These transactions are further described in Notes 4 and 5.

A summary of the major operating agreements entered into by the Partnership, directly or indirectly, is set forth below:

(1) The Partnership sells the electricity produced by the Turbines to Southern California Edison Company ("SCE"), pursuant to a power purchase and sales agreement (the "Power Agreement"). The Power Agreement was originally entered into between SCE and PanAero in April 1982 and covers an aggregate of 29.9 megawatts of generating capacity. PanAero assigned the Power Agreement to Mesa in July 1984. Mesa subsequently assigned the portion of the Power Agreement that covers the aggregate rated capacity of the Turbines (19.5 megawatts), to the Partnership until December 31, 2004. The remaining 10.4 megawatts of generating capacity available under the Power Agreement was assigned by Mesa to Zond-PanAero Windsystem Partners II, a California Limited Partnership ("ZPII"), whose general partner is an affiliate of the General Partner. SCE purchases electricity produced by the Turbines at a price equal to the greater of 89% of SCE's "Cost of Energy" (as defined in the Power Agreement) or a fixed minimum price of $.102 per kilowatt hour ("kWh"), with the limitation that when 89% of SCE's Cost of Energy exceeds $.20 kWh, the price per kWh paid by SCE will be limited to $.20 per kWh plus 70% of the difference between 89% of SCE's Cost of Energy and $.20 per kWh. During the three months ended March 31, 2002 and 2003, the Partnership earned $.102 per kWh of electricity delivered to SCE. Absent an extension of rights under the Power Agreement, the Partnership will not have the ability to sell power to SCE subsequent to December 31, 2004. See Note 3 for additional information.

(2) Since July 1988, the Partnership has contracted with EWS (or its predecessor) for the operation and maintenance of the Turbines and the performance of certain ancillary management services, such as collection of revenues from SCE and the administration and payment of all Partnership expenses. Under the provisions of the Management Agreement, the Partnership pays a management fee of 2% of "Gross Operating Proceeds", which are defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues. Under the Management Agreement, EWS is entitled to be reimbursed for 115% of the maintenance costs, including labor and material costs that it incurs in the performance of services including services performed by third parties. See Note 5 for additional information.

(3) The Operating Site is situated on two adjoining parcels of land, consisting of approximately 440 acres, located in the San Gorgonio Pass area of the

     San Bernardino Mountains approximately 16 miles northwest of Palm Springs, California. The Partnership uses the Infrastructural Improvements and a portion of the Operating Site pursuant to a 20-year easement granted by Mesa under the terms of a Wind Park Easement Agreement dated as of September 7, 1984, as amended (the "Wind Park Easement Agreement"). Mesa has rights to develop wind energy resources at the Operating Site, which includes the Infrastructural Improvements, under a right-of-way grant (the "Right-of-Way Grant") from the United States Bureau of Land Management ("BLM"). The primary term of the Right-of-Way Grant expired on January 26, 2003. On December 19, 2002, the Right-of-Way Grant was extended for a ten-year period commencing on January 27, 2003; however, the Wind Park Easement Agreement terminates on December 31, 2004. See Note 3 for additional information.

     EWSI, PanAero, and their affiliates have developed and sold additional wind turbines on the Operating Site to ZPII and Mesa has granted a similar easement to ZPII.

     Under the Wind Park Easement Agreement, Mesa charges the Partnership rental fees in an amount equal to the greater of 5% of Gross Operating Proceeds or the Partnership's pro rata share (with the other producers of electric energy from wind power on the Operating Site) of the payments due the BLM under the Right-of-Way Grant. Effective January 1, 1996, the BLM changed the annual rental payment due under the Right-of-Way Grant to a flat rent of $79,000. ZPI and ZPII are each charged a pro rata share of the $79,000 in accordance with the Wind Park Easement Agreement based on their ratios of aggregated rated capacity of the turbines installed on the Operating Site as described above. Rental payments may be adjusted by the BLM annually to reflect any change in the fair rental value of the Operating Site, which could result in revised easement payments by the Partnership to Mesa.

Cash Distributions

The Partnership distributes cash in accordance with the terms of the Partnership Agreement. Due to less-than-projected operating results, the Partnership has not distributed any cash to the General Partner, Limited Partners, Dean Witter Reynolds Inc. as a special limited partner, the Former General Partners or the substituted limited partners during any fiscal year other than 1985, in which the Partnership distributed an aggregate of approximately $158,000 to the Limited Partners and $2,000 to the Former General Partners. Under the Purchase Notes, the Partnership cannot make cash distributions to its partners unless certain cash reserve balances are maintained, no events of default exist, and certain ratio tests are met. The Partnership did not meet these criteria since 1985 and did not make cash distributions to its partners for the three months in the period ended March 31, 2002 or March 31, 2003.

NOTE 3 - GOING CONCERN

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

     1. As discussed in Note 4 below, the Partnership has not had sufficient cash flows from operations to make scheduled payments of principal and interest on the outstanding Purchase Notes. Accordingly, the Partnership is in default of the Purchase Notes. Upon notice of default, MCC has a right to foreclose against its security interests in the assets of the Partnership. As of the date of filing of this report, MCC has not notified the Partnership of its intent to foreclose on its security interest. Any such foreclosure by MCC on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

     2. The Partnership's assignment of rights under the Power Agreement expires on December 31, 2004 and the Power Agreement expires in June 2005. Additionally, the Wind Park Easement Agreement expires on December 31, 2004. The Partnership will have no ability to sell the power it generates after December 31, 2004 without an extension of the assignment of rights under the Power Agreement and an extension of the Wind Park Easement Agreement. Additionally, if the Partnership were to obtain an extension of its assignment of rights under the Power Agreement, it could only be effective until June 2005, unless the Power Agreement were extended beyond that date or some other arrangements were made.

NOTE 4 - PURCHASE NOTES

Under an agreement reached in April 1989, MCC reduced the interest rate on the Purchase Notes from 13% to 11% per annum effective in January 1990. The Partnership secured its payment obligations under the Purchase Notes by granting MCC security interests in the Turbines and other intangible collateral including the rights, title and interests of the Partnership under several of the Partnership's major operating agreements.

As of March 31, 2003 there was $1.0 million and $5.7 million of principal and interest in arrears, respectively, on the Purchase Notes.

The Partnership's cash flows have been insufficient to pay all scheduled principal and interest associated with the Purchase Notes. The Purchase Notes matured on December 31, 2002. The Partnership's failure to make timely payments on the Purchase Notes gave MCC the right to foreclose against its security interest in the assets of the Partnership. MCC has not notified the Partnership of its intent to foreclose on its security interests.

NOTE 5 - AMOUNTS PAYABLE TO RELATED PARTIES, NET

In addition to the Purchase Notes (See Note 4 above) the Partnership had amounts payable to Mesa (See Note 2 above) and EWS, respectively as of March 31, 2003. Amounts payable to Mesa include easement fees and other miscellaneous expenses related to Windsystem operations. Amounts payable to EWS include management fees and other miscellaneous expenses related to Windsystem operations. Such amounts are unsecured and non-interest bearing.

The Partnership has the following related party transactions and relationships:

(1) Mesa assigned easement rights to a portion of the Operating Site and granted rights to use the Infrastructural Improvements to the Partnership under the Wind Park Easement Agreement (See Note 2 above). The Partnership incurred $0.03 million in easement fees during the first quarter of 2003 as compared to $0.08 million during the first quarter of 2002 pursuant to the Wind Park Easement Agreement.

(2) The Partnership contracted with EWSI to operate and maintain the Turbines and to perform certain management and administrative services under the Management Agreement (See Note 2 above). The Partnership incurred expenses of $0.3 million during the first quarter of 2002 and 2003 pursuant to the Management Agreement.

In 1988, Mesa assigned $581,000 of receivables from the Partnership to each of its partners, EWSI and an affiliate of PanAero. EWSI subsequently forgave its $581,000 of receivables from the Partnership. This forgiveness was treated as a capital contribution in the accompanying financial statements.

NOTE 6 - LITIGATION

SCE Dispute

Market conditions in the California energy sector during 2000 and 2001 created a significant cash flow problem for SCE. At the end of January 2001, SCE advised the Partnership that SCE would not make payments for power deliveries in November and December 2000. The Partnership, along with other renewable source generators, engaged in discussions with SCE seeking payment from SCE for past due amounts under applicable power agreements entered into with SCE.

The Partnership continued to operate the Windsystem and deliver power to SCE believing that eventually a solution would be negotiated. SCE continued to default on its contractual obligations by missing payments due for January, February, and March 2001 power deliveries.

On March 27, 2001, the California Public Utilities Commission (the "CPUC") issued an order (the "CPUC Order") obligating SCE to begin payments for power delivered on a prospective basis. Following the issuance of the CPUC Order, SCE initiated discussions with renewable source generators, including the Partnership, to agree on a payment plan for power delivered on a prospective basis. The Partnership and SCE agreed that SCE would pay for delivered power twice a month. This payment plan was effective from March 27, 2001, the date of the CPUC Order through December 31, 2004. The CPUC Order did not address the issue of payments due for the period from November 1, 2000 to March 26, 2001.

By the end of April 2001, the Partnership and SCE were not able to resolve SCE's non-payment for power delivered for the period between November 1, 2000 and March 26, 2001. The Partnership, along with other renewable source generators (collectively, the "Power Generators"), assisted by outside counsel, explored various legal alternatives to enforce the contractual rights of the Power Generators. On May 2, 2001, certain Power Generators, including the Partnership, filed suit against SCE in Los Angeles Superior Court (the "SCE Litigation"). The suit sought to recover compensation from SCE for power delivered, or at the option of the plaintiffs, relief from the obligation to deliver power under the existing contracts with SCE coupled with the right to sell power in the open market across the SCE transmission grid.

In June 2001, SCE offered to settle all amounts past due, including a payment for the past due amounts, with the Power Generators. The offer provided for the payment of all amounts past due with interest accruing at 7% through the date of payment. On August 22, 2001, Mesa, for the benefit of the Partnership, entered into a settlement agreement with SCE that, among other things, set forth the terms for payment of past due amounts to Mesa, and ultimately the Partnership (the "SCE Payment Agreement").

The SCE Payment Agreement provides that past due amounts be paid in three installments, 10% of the amount outstanding plus interest on all the past due amounts to the date of the installment payment to be paid shortly after execution of the SCE Payment Agreement, another 10% of the amount outstanding to be paid when the SCE Payment Agreement becomes effective (after CPUC approval and certain other conditions are satisfied), and the final 80% to be paid when the California State Legislature approves a plan that restores SCE's credit. SCE paid the first installment due under the SCE Payment Agreement on August 31, 2001. All remaining amounts outstanding from SCE under the SCE Payment Agreement were collected from SCE by the end of March 2002.

NOTE 7 - SUBSEQUENT EVENTS

Operation and Maintenance Services

In April 2003, EWS entered into an agreement (the "O&M Agreement") with SeaWest Asset Management Services, LLC ("SeaWest") to provide certain operation and maintenance services relating to the Windsystem for a 5 year period ending on May 10, 2008. If EWS terminates the O&M Agreement prior to the end of its stated term, EWS may be required to pay certain agreed demobilization fees to SeaWest. If EWS is required to pay such fees, EWS may seek recovery from the Partnership of some or all of the amount of such fees pursuant to the terms of the Management Agreement. Management currently estimates that the amount of the demobilization fee, if any, for which EWS would seek recovery from the Partnership would not be in excess of approximately $100,000 with the amount of such demobilization fee declining as of May 10 of each subsequent year until contract expiration.

FERC Investigation

In May 2003, the Federal Energy Regulatory Commission (the "FERC"), pursuant to FERC Docket No. EL03-47-000, began investigating whether the Windsystem and certain other power projects owned by Enron or its affiliates failed to meet the ownership criteria for qualifying facility ("QF") status under the Public Utility Regulatory Policies Act of 1978 ("PURPA") following Enron's acquisition of Portland General Electric Company in 1997. Under PURPA, and the applicable FERC regulations, a power project is not a QF if more than 50% of the equity interest in the project is owned by an electric utility or electric utility holding company.

Purchase Notes

The Partnership is in default of the Purchase Notes. As of May 10, 2004, the total amount in default is $4.3 million, which is totally comprised of interest in arrears. The principal was paid off in January of 2004. See Notes 3 and 4 for additional information.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

     1. The Partnership has not had sufficient cash flows from operations to make scheduled payments of principal and interest on the outstanding Purchase Notes. Accordingly, the Partnership is in default of the Purchase Notes. Upon notice of default, MCC has a right to foreclose against its security interests in the assets of the Partnership. As of the date of filing of this report, MCC has not notified the Partnership of its intent to foreclose on its security interest. Any such foreclosure by MCC on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

     2. The Partnership's assignment of rights under the Power Agreement expires on December 31, 2004 and the Power Agreement expires in June 2005. Additionally, the Wind Park Easement Agreement expires on December 31, 2004. The Partnership will have no ability to sell the power it generates after December 31, 2004 without an extension of the assignment of rights under the Power Agreement and an extension of the Wind Park Easement Agreement. Additionally, if the Partnership were to obtain an extension of its assignment of rights under the Power Agreement, it could only be effective until June 2005, unless the Power Agreement were extended beyond that date or some other arrangements were made.

Liquidity and Capital Resources

The Partnership experienced a lack of liquidity throughout the first quarter of 2003, primarily due to an ongoing shortfall in revenues from operations in comparison to the costs and expenses of operations. As a result, principal payments on the Purchase Notes in the aggregate amount of $1.0 million and interest payments in the amount of $5.7 million were in arrears at March 31, 2003. The Partnership's failure to make timely payments on the Purchase Notes gave MCC the right to foreclose against the collateral of its loans as set forth in the Purchase Notes. As of March 31, 2003, MCC had not exercised its right to foreclosure under the Purchase Notes. See "Results of Operations for the Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002".

The Partnership's primary source of revenues and liquidity to fund operations of the Windsystem, repay debt, administer the Partnership, and make distributions to its partners is the production and sale of electricity from the Windsystem. The Partnership's sole customer is SCE. The price paid by SCE for the electricity is contractually defined under the Power Agreement.

As of March 31, 2003, the Partnership had no current or planned commitments for capital expenditures.

Results of Operations for the Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002.

For the first three months of 2003, revenues from power sales were $0.7 million, and the Windsystem produced 6.6 million kWh of electricity for sale to SCE. This was a decrease of $0.1 million or 16% in revenue and a decrease of 1.3 million kWh of electricity produced or 16% as compared to the same period in 2002.

Costs and expenses in the first quarter of 2003 were $1.0 million, a decrease of $0.2 million or 17%, as compared to 2002. This decrease can mainly be attributed to the decrease in interest expense of $0.1 million, as compared to 2002 due to lower average principal balances on the Purchase Notes outstanding in the first quarter of 2003. Maintenance expenses decreased by $0.1 million 2003, as compared to 2002, due to a decrease in unscheduled maintenance. Easement and Management fees decreased by an aggregated $0.1 million, as compared to 2002. The decrease is directly related to the decrease in Gross Operating Proceeds received in the first quarter of 2003. During the first quarter of 2003, Gross Operating Proceeds were $0.6 million, which was a decrease of $0.1 million as compared to 2002.

Overall, the Partnership reported a net loss of $0.4 million for the first quarter of 2003 remaining flat compared to 2002. During the first quarter of 2003, total partners' deficit increased by $0.4 million or 36% to ($1.3) million. Net loss per Unit was $297 for the first quarter of 2003 compared with a net loss per Unit of $327 for the first quarter of 2002.

Cash flows from operations decreased $0.8 million in the first quarter of 2003 as compared to 2002. This decrease was primarily due to a net impact of unfavorable changes in working capital during 2003. These decreases were offset by a decrease in principal payments on the Purchase Notes. Cash flows used in financing activities decreased by $1.0 million due to no payments being made on the Purchase Notes during the three months ended March 31, 2003.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The financial performance of the Partnership is affected by, among other things, general economic, financial, competitive, legislative, legal, regulatory and other factors that are beyond management's control. Changes in these factors could make it more expensive to operate the Windsystem, or require additional capital expenditures, or reduce certain benefits currently available to the Partnership. There are a variety of other risks that affect the financial performance of the Partnership, some of which are beyond management's control, including but not limited to:

     o The Partnership could perform below expected levels of output or efficiency, which would reduce revenue;

     o Changes or modifications to the rules and regulations of the Western energy markets, and particularly the regulatory environment in California, may negatively impact SCE's financial viability and the Partnership's status as a QF;

     o    Operating and royalty costs could increase;

     o    Energy prices paid by SCE could decrease or terminate;

     o Delivery of electrical energy to SCE could be curtailed, disrupted or otherwise terminated;

     o Environmental problems or regulation changes could arise which could lead to fines or a shutdown of the Windsystem;

     o Windsystem units and equipment have broken down or failed in the past and could break down or fail in the future;

     o    The operators of the Windsystem could suffer labor disputes;

     o The government could change permit or governmental approval requirements restricting operations;

     o Third parties could fail to perform their contractual obligations to the Partnership; and

     o Catastrophic events, such as fires, earthquakes, explosions, floods, severe declines in wind volume, severe storms or other occurrences including terrorism or war, could affect the Windsystem or SCE.

Item 4.  CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During 2002, following the resignation of Arthur Andersen LLP effective February 5, 2002, the Partnership did not have an independent accountant and did not file periodic reports required by the Exchange Act. The Partnership has been actively seeking to retain an independent accountant. In addition, during the first quarter of 2003, the Partnership initiated an effort to put into place procedures for gathering, analyzing, communicating to management and disclosing the information the Partnership is required to disclose in the periodic reports required by the Exchange Act. However, the Partnership was unable to file the periodic reports for the three month period ended March 31, 2003 and for the year ended December 31, 2002 required under the Exchange Act, within the time period specified in the SEC's rules and forms.

The Partnership's management, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures as of March 31, 2003. Based on these evaluations, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were not effective as of March 31, 2003 because (i) disclosure controls and procedures were not fully implemented by March 31, 2003 and (ii) the Partnership did not timely file its required periodic report for the quarterly period ended March 31, 2003. During the three months ended March 31, 2003, the Partnership made no change in its internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal proceedings.

Litigation is discussed in Note 6 of the Condensed Financial Statements.

Item 2. Changes in securities and use of proceeds.

Not applicable to the Partnership.

Item 3. Defaults upon senior securities.

The Partnership is in default of the Purchase Notes. As of May 10, 2004, the total amount in default is $4.3 million, which is totally comprised of interest in arrears. The principal was paid off in January of 2004. See Notes 3, 4 and 7 to the Financial Statements for additional information.

Item 4. Submission of matters to a vote of security holders.

Not applicable to the Partnership.

Item 5. Other information.

This report contains statements that are forward-looking within the meaning of
Section 27(a) of the Securities Act of 1933 and Section 21(e) of the Exchange Act. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and that actual results could differ materially as a result of known and unknown risks and uncertainties, including general economic conditions, future trends, and other risks, uncertainties and factors disclosed in this operating report.

Item 6. Exhibits and reports of Form 8-K

Exhibits

   31.1           Rule 13a-14(a) Certification of Eric D. Gadd

   31.2           Rule 13a-14(a) Certification of Mary H. Cilia

   32.1           Section 1350 Certification of Eric D. Gadd

   32.2           Section 1350 Certification of Mary H. Cilia

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Zond-PanAero Windsystem Partners I
Date: May 10, 2004
      ------------
                                           By:  Zond Windsystems Management LLC,
                                                General Partner


                                           By:       /s/ Eric D. Gadd
                                               --------------------------------
                                           Eric D. Gadd
                                           Chief Executive Officer


                                           By:   /s/ Mary H. Cilia
                                               --------------------------------
                                           Mary H. Cilia
                                           Chief Financial Officer of Zond
                                           Windsystems Management LLC,
                                           the General Partner of Zond-PanAero
                                           Windsystem Partners I

                                  Exhibit Index
                                  -------------

   Number                   Description


   31.1*          Rule 13a-14(a) Certification of Eric D. Gadd

   31.2*          Rule 13a-14(a) Certification of Mary H. Cilia

   32.1*          Section 1350 Certification of Eric D. Gadd

   32.2*          Section 1350 Certification of Mary H. Cilia

* Filed with this report