Form 10-Q
period 2003-06-30
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 2004-05-10
CIK 767404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                                Explanatory Note


Zond-PanAero Windsystem Partners I ("the Partnership") has been delinquent in the filing of certain periodic reports required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The reasons for this delinquency are more fully described in the Current Report on Form 8-K filed by the Partnership with the Securities and Exchange Commission (the "SEC") on November 5, 2003. This Quarterly Report on Form 10-Q contains unaudited business and financial information for the six months ended June 30, 2003 and subsequent event disclosures through August 15, 2003. Concurrent with the filing of this Quarterly Report, the Partnership is filing with the SEC its Annual Report on Form 10-K for the three years ended December 31, 2001, 2002 and 2003.

                       Zond-PanAero Windsystem Partners I,
                        A California Limited Partnership
                    For the three months ended June 30, 2003

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Balance Sheets at June 30, 2003 (Unaudited) and December 31,
     2002.

     Unaudited Condensed Statements of Operations for the six months ended June 30, 2003 and June 30, 2002.

     Unaudited Condensed Statements of Operations for the three months ended June 30, 2003 and June 30, 2002.

     Unaudited Condensed Statements of Changes in Partners' Capital (Deficit) at June 30, 2003 and December 31, 2002.

     Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2003 and June 30, 2002.

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

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)




                                                           June 30, 2003                    December 31, 2002
                                                       ------------------------           -----------------------
                                                             (Unaudited)
 Assets
 Current assets:
   Cash and cash equivalents                            $           1,559                   $               472
   Accounts receivable                                                -                                     105
   Accounts receivable from related party                           1,705                                   813
   Other current assets                                               168                                    39
                                                       ------------------------             ----------------------
 Total current assets                                               3,432                                 1,429
                                                       ------------------------             ----------------------

 Property, Plant and Equipment
   Buildings                                                           98                                    98
   Plant and Equipment                                             49,561                                49,561
   Less - accumulated depreciation                                (45,971)                              (44,723)
                                                       ------------------------           --------------------------
 Property, Plant and Equipment, net                                 3,688                                 4,936
                                                       ------------------------           --------------------------
      Total assets                                     $            7,120                 $               6,365
                                                       ========================           ==========================

 Liabilities and partners' deficit
 Current liabilities:
   Accounts payable and accrued expenses               $              292                 $                  68
   Accounts payable to related party                                  739                                   547
   Current portion of notes payable
      to related party                                              1,008                                 1,008
   Accrued interest to related party                                5,773                                 5,718
                                                       ------------------------           --------------------------
 Total current liabilities                                          7,812                                 7,341
                                                       ------------------------           --------------------------

Partners' deficit
  General partner                                                      (3)                                   (4)
  Limited partners                                                 (1,267)                               (1,549)
  Substituted limited partner (Note 1)                                 (3)                                   (4)
  Contributed capital                                                 581                                   581
                                                       ------------------------           --------------------------
     Total partners' deficit                                         (692)                                 (976)
                                                       ------------------------           --------------------------

     Total liabilities and partners'                   ------------------------           --------------------------
       deficit                                         $            7,120                 $               6,365
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
                                   (Unaudited)









                                                                      For the three months ended

                                                             June 30, 2003                  June 30, 2002
                                                     ----------------------------    ------------------------------
            Revenue:
              Sale of electricity                     $                 1,706         $                   1,939
              Other income                                                  -                                 -
                                                     ----------------------------    ------------------------------
              Total revenue                                             1,706                             1,939

            Costs and expenses:
              Depreciation                                                624                               624
              Interest expense                                             28                                99
              Property taxes                                               19                                21
              Easement fees to related party                               44                                25
              Management fees to
                 related party                                             18                                10
              Maintenance and other operating costs
                 to related and other parties                             253                               103
              Insurance costs                                              68                                55
              Other operating costs                                        14                                 1
                                                     ----------------------------    ------------------------------
            Total costs and expenses                                    1,068                               938
                                                     ----------------------------    ------------------------------

            Net income                                $                   638        $                    1,001
                                                     ============================    ==============================

            Net income per Unit                       $                   536        $                      841
                                                     ============================    ==============================

            Number of outstanding Limited
               Partner Units                                            1,190                             1,190
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
                                   (Unaudited)









                                                                       For the six months ended

                                                             June 30, 2003                  June 30, 2002
                                                     ----------------------------    ------------------------------
            Revenue:
              Sale of electricity                     $                 2,381         $                   2,746
              Other income                                                  -                                40
                                                     ----------------------------    ------------------------------
              Total revenue                                             2,381                             2,786

            Costs and expenses:
              Depreciation                                              1,248                             1,248
              Interest expense                                             55                               221
              Property taxes                                               39                                33
              Easement fees to related party                               74                               101
              Management fees to
                 related party                                             30                                40
              Maintenance and other operating costs
                 to related and other parties                             502                               418
              Insurance costs                                             135                               112
              Other operating costs                                        14                                 1
                                                     ----------------------------    ------------------------------
            Total costs and expenses                                    2,097                             2,174
                                                     ----------------------------    ------------------------------

            Net income                                $                   284        $                      612
                                                     ============================    ==============================

            Net income per Unit                         $                   239        $                      514
                                                     ============================    ==============================

            Number of outstanding Limited
               Partner Units                                            1,190                             1,190
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









                                                                                                     Substituted
                                                                                                       Limited      Contributed
                                                                         General        Limited        Partner        Capital
                                                           Total         Partner       Partners       (Note 1)       (Note 4)
                                                       -------------- -------------- -------------- -------------- --------------
            Profit and loss allocation                       100.00%          0.50%         99.00%          0.50%
                                                       -------------- -------------- -------------- -------------- --------------

            Balance at December 31, 2001                     (1,442)            (6)         (2,011)           (6)            581

            Net income                                          466              2             462             2               -
                                                       -------------- -------------- -------------- -------------- --------------

            Balance at December 31, 2002                       (976)            (4)         (1,549)           (4)            581

            Net income                                          284              1             282             1               -
                                                       -------------- -------------- -------------- -------------- --------------

            Balance at June 30, 2003                    $      (692)            (3)     $   (1,267)           (3)    $       581
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

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)








                                                                      For the six months Ended

                                                             June 30, 2003                  June 30, 2002
                                                     ----------------------------    ------------------------------
Cash Flow From Operating Activities:

Net income                                            $                   284         $                      612

Reconciliation of net loss to net cash
  provided by operating activities:


Depreciation                                                            1,248                              1,248

Changes in operating assets and liabilities
Accounts receivable                                                       105                              1,262
Acccounts receivable from related party                                  (892)                            (1,939)
Prepaid insurance and other                                              (129)                               (38)
Accounts payable and accrued expenses                                     224                                106
Amount payable to related party                                           192                                (25)
Accrued interest payable to related party                                  55                                221
                                                     ----------------------------    ------------------------------
Net cash provided by operating activities                               1,087                              1,447

Cash flows used in financing activities:

Principal payments on notes payable to related party                        -                             (1,007)
                                                     ----------------------------    ------------------------------
Net increase in cash and cash equivalents                               1,087                                440

Cash and cash equivalents at beginning of the period                      472                                 83
                                                     ----------------------------    ------------------------------

Cash and cash equivalents at end of period            $                 1,559        $                       523
                                                     ============================    ==============================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest            $                     -        $                        -




The accompanying notes are an integral part of the unaudited condensed financial statements.

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP


                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The financial statements included herein for the quarterly periods ended June 30, 2003 and 2002 have been prepared by Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership") without audit pursuant to the rules and regulations of the SEC. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Partnership, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Partnership Agreement states that the Partnership will terminate on December 31, 2005, unless earlier terminated in accordance with the provisions of the Partnership Agreement. The Windsystem, which became operational in November 1984, was constructed by Mesa Construction Company ("MCC"), a joint venture between an affiliate of EWSI and an affiliate of PanAero. The Partnership paid MCC a total of $48.9 million for the purchase, construction and installation of the Turbines, comprised of $22.4 million in cash and $26.5 million in the form of eighteen-year, 13% notes payable in equal semi-annual installments of principal and interest totaling $1.9 million (the "Purchase Notes"). As of the date of filing of this report, the Partnership is in default of the Purchase Notes. See Notes 3 and 4 below.

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

Substituted Limited Partner

PanAero Management Corporation ("PAMC"), a California corporation wholly-owned by PanAero, formerly served as a general partner of the Partnership (together with ZWMC, the "Former General Partners"). In June 1988, the Partnership solicited a vote by proxy of the Limited Partners to remove PAMC as a general partner. Pursuant to that vote, PAMC was converted to a substituted limited partner. Although the term "Substituted Limited Partner" is defined in the Partnership Agreement as any individual, partnership, corporation, trust or other entity admitted to the Partnership as a Limited Partner pursuant to transfer provisions under the Partnership Agreement, the term substituted limited partner is used in the Unaudited Condensed Balance Sheets at June 30, 2003 and December 31, 2002 and the Unaudited Condensed Statements of Changes in Partners' Capital (Deficit) for the three and six months ended June 30, 2003 and for the year ended December 31, 2002 only in reference to the substituted limited partner interest created by the removal of PAMC as a general partner. Under an Agreement of Settlement and Mutual Releases (the "Settlement Agreement") executed on June 26, 2000, PAMC agreed to transfer its substituted limited partner interest in the Partnership to ZWMC.

Sale to General Electric

On April 10, 2002, Enron, EWC and certain of its subsidiaries, including EWSI, entered into an Amended and Restated Purchase and Sale Agreement in which such entities agreed to sell in an asset sale (the "GE Sale") their wind turbine manufacturing, operation and maintenance and construction businesses to General Electric Company, acting through its GE power systems business ("GEPS"). The GE Sale was consummated on May 10, 2002. EW and its subsidiary companies retained its existing wind power projects including the indirect ownership of the general partnership interest in the Partnership. However, effective as of the sale, substantially all of the employees who had been involved in the management of the Partnership transferred to GEPS.

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

During the second quarter of 2003, current management of the Partnership continued its review of the current and historical financial information available to it, but was unable to prepare quarterly and annual reports that complied with Exchange Act requirements because the Partnership had not been able to retain an independent auditor. Management believed that the fact that EWS is a debtor-in-possession under Chapter 11 of the Bankruptcy Code and the fact that it and ZWM are indirect wholly owned subsidiaries of Enron made it extraordinarily difficult for the Partnership to find an independent auditor to replace Arthur Andersen LLP. As of August 15, 2003, in addition to the reports disclosed in the previous paragraph, the Partnership had not filed the Partnership's Form 10-K for the year ended December 31, 2001, the Partnership's Forms 10-Q for each of the three quarters of 2002, the Partnership's Form 10-K for the year ended December 31, 2002, or the Partnership's Forms 10-Q for the first and second quarter of 2003.

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

In April 2003, EWS entered into an agreement (the "O&M Agreement") with SeaWest Asset Management Services, LLC ("SeaWest") to provide certain operation and maintenance services relating to the Windsystem for a 5 year period ending on May 10, 2008. If EWS terminates the O&M Agreement prior to the end of its stated term, EWS may be required to pay certain agreed demobilization fees to SeaWest. If EWS is required to pay such fees, EWS may seek recovery from the Partnership of some or all of the amount of such fees pursuant to the terms of the Management Agreement. Management currently estimates that the amount of the demobilization fee, if any, for which EWS would seek recovery from the Partnership would not be in excess of approximately $100,000, with the amount of such demobilization fee declining as of May 10 of each subsequent year until contract expiration.

Substantial Transactions and Operating Agreements

The accompanying unaudited condensed financial statements include substantial transactions with related parties. These transactions are further described in Notes 4 and 5.

A summary of the major operating agreements entered into by the Partnership, directly or indirectly, is set forth below:

(1) The Partnership sells the electricity produced by the Turbines to Southern California Edison Company ("SCE"), pursuant to a power purchase and sales agreement (the "Power Agreement"). The Power Agreement was originally entered into between SCE and PanAero in April 1982 and covers an aggregate of 29.9 megawatts of generating capacity. PanAero assigned the Power Agreement to Mesa in July 1984. Mesa subsequently assigned the portion of the Power Agreement that covers the aggregate rated capacity of the Turbines (19.5 megawatts), to the Partnership until December 31, 2004. The remaining 10.4 megawatts of generating capacity available under the Power Agreement was assigned by Mesa to Zond-PanAero Windsystem Partners II, a California Limited Partnership ("ZPII"), whose general partner is an affiliate of the General Partner. SCE purchases electricity produced by the Turbines at a price equal to the greater of 89% of SCE's "Cost of Energy" (as defined in the Power Agreement) or a fixed minimum price of $.102 per kilowatt hour ("kWh"), with the limitation that when 89% of SCE's Cost of Energy exceeds $.20 kWh, the price per kWh paid by SCE will be limited to $.20 per kWh plus 70% of the difference between 89% of SCE's Cost of Energy and $.20 per kWh. During the six month period ended June 30, 2003, the Partnership earned $.102 per kWh of electricity delivered to SCE. Absent an extension of the Power Agreement, the Partnership will not have the ability to sell power subsequent to December 31, 2004. See Note 3 for additional information.

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

(3) The Operating Site is situated on two adjoining parcels of land, consisting of approximately 440 acres, located in the San Gorgonio Pass area of the San Bernardino Mountains approximately 16 miles northwest of Palm Springs, California. The Partnership uses the Infrastructural Improvements and a portion of the Operating Site pursuant to a 20-year easement granted by Mesa under the terms of a Wind Park Easement Agreement dated as of September 7, 1984, as amended (the "Wind Park Easement Agreement"). Mesa has rights to develop wind energy resources at the Operating Site, which includes the Infrastructural Improvements, under a right-of-way grant (the "Right-of-Way Grant") from the United States Bureau of Land Management ("BLM"). The primary term of the Right-of-Way Grant expired on January 26, 2003. On December 19, 2002, the Right-of-Way Grant was extended for a ten-year period commencing on January 27, 2003; however, the Wind Park Easement Agreement still expires on December 31, 2004. See Note 3 for additional information.

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

Cash Distributions

The Partnership distributes cash in accordance with the terms of the Partnership Agreement. Due to less-than-projected operating results, the Partnership has not distributed any cash to the General Partner, Limited Partners, Dean Witter Reynolds Inc. as a special limited partner, the Former General Partners or the substituted limited partners during any fiscal year other than 1985, in which the Partnership distributed an aggregate of approximately $158,000 to the Limited Partners and $2,000 to the Former General Partners. Under the Purchase Notes, the Partnership cannot make cash distributions to its partners unless certain cash reserve balances are maintained, no events of default exist, and certain ratio tests are met. The Partnership did not meet these criteria since

1985 and did not make cash distributions to its partners in the six month period ended June 30, 2002 or June 30, 2003.

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

     2. The Partnership's assignment of rights under the Power Agreement expires on December 31, 2004 and the Power Agreement expires in June 2005. Additionally, the Wind Park Easement Agreement expires on December 31, 2004. The Partnership will have no ability to sell the power it generates after December 31, 2004 without an extension of the assignment of rights under the Power Agreement and an extension of the Wind Park Easement Agreement. Additionally, if the Partnership were to obtain an extension of its assignment of rights under the Power Agreement, it could only be effective until June 2005, unless the Power Agreement itself were extended beyond that date or some other arrangements were made.

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

As of June 30, 2003 there was $1.0 million and $5.8 million of principal and interest in arrears, respectively on the Purchase Notes.

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

NOTE 5 - AMOUNTS PAYABLE TO RELATED PARTIES, NET

In addition to the Purchase Notes (See Note 4 above) the Partnership had amounts payable to Mesa (See Note 2) and EWS, respectively as of June 30, 2003. Amounts payable to Mesa include easement fees and other miscellaneous expenses related to Windsystem operations. Amounts payable to EWS include management fees and other miscellaneous expenses related to Windsystem operations. Such amounts are unsecured and non-interest bearing.
The Partnership has the following related party transactions and relationships:

(1) Mesa assigned easement rights to a portion of the Operating Site and granted rights to use the Infrastructural Improvements to the Partnership under the Wind Park Easement Agreement (See Note 2 above). The Partnership incurred $0.04 million in easement fees during the second quarter of 2003, pursuant to the Wind Park Easement Agreement and $.07 million during the six month period ended June 30, 2003.

(2) The Partnership contracted with EWSI to operate and maintain the Turbines and to perform certain management and administrative services under the Management Agreement (See Note 2 above). The Partnership incurred expenses of $0.3 million during the second quarter of 2003 pursuant to the Management Agreement and $0.5 million during the six month period ended June 30, 2003

In 1988, Mesa assigned $581,000 of receivables from the Partnership to each of its partners, EWSI and an affiliate of PanAero. EWSI subsequently forgave its $581,000 of receivables from the Partnership. This forgiveness was treated as a capital contribution in the accompanying financial statements.

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

The SCE Payment Agreement provides that past due amounts be paid in three installments, 10% of the amount outstanding plus interest on all the past due amounts to the date of the installment payment to be paid shortly after execution of the SCE Payment Agreement, another 10% of the amount outstanding to be paid when the SCE Payment Agreement becomes effective (after CPUC approval and certain other conditions are satisfied), and the final 80% to be paid when the California State Legislature approves a plan that will restore SCE's credit. SCE paid the first installment due under the SCE Payment Agreement on August 31, 2001. All remaining amounts outstanding from SCE under the SCE Payment Agreement were collected from SCE by the end of March 2002. See Note 7 below.

FERC Investigation

In May 2003, the Federal Energy Regulatory Commission (the "FERC"), pursuant to FERC Docket No. EL03-47-000, began investigating whether the Windsystem and certain other power projects owned by Enron or its affiliates failed to meet the ownership criteria for qualifying facility ("QF") status under the Public Utility Regulatory Policy Act of 1978 ("PURPA"). Under PURPA, and the applicable FERC regulations, a power project is not a QF if more than 50% of the equity interest in the project is owned by an electric utility or electric utility holding company. See Note 7 below.

NOTE 7 - SUBSEQUENT EVENTS

SCE Dispute

The Partnership, along with the other Power Generators party to the SCE Litigation, dismissed the SCE Litigation in August 2003.

FERC Investigation

On July 11, 2003, the investigation of the QF status of the Windsystem by the FERC was set for hearing by the FERC. On July 22, 2003, the FERC investigation relating to the Windsystem was assigned to a FERC settlement judge. Representatives of the Partnership and the FERC have held several settlement meetings, and settlement discussions relating to the investigation are ongoing.

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

     2. The Partnership's assignment of rights under the Power Agreement expires on December 31, 2004 and the Power Agreement expires in June 2005. Additionally, the Wind Park Easement Agreement expires on December 31, 2004. The Partnership will have no ability to sell the power it generates after December 31, 2004 without an extension of the assignment of rights under the Power Agreement and an extension of the Wind Park Easement Agreement. Additionally, if the Partnership were to obtain an extension of its assignment of rights under the Power Agreement, it could only be effective until June 2005, unless the Power Agreement itself were extended beyond that date or some other arrangements were made.

Liquidity and Capital Resources

The Partnership experienced a lack of liquidity throughout the second quarter of 2003, primarily due to an ongoing shortfall in revenues from operations in comparison to the costs and expenses of operations. As a result, principal payments on the Purchase Notes in the aggregate amount of $1.0 million were in arrears, and interest payments in the amount of $5.8 million, were in arrears at June 30, 2003. The Partnership's failure to make timely payments on the Purchase Notes gave MCC the right to foreclose against the collateral of its loans as set forth in the Purchase Notes. As of June 30, 2003, MCC had not exercised its right to foreclosure under the Purchase Notes.

The Partnership's primary source of revenues and liquidity to fund operations of the Windsystem, repay debt, administer the Partnership, and make distributions to its partners is the production and sale of electricity from the Windsystem. The Partnership's sole customer is SCE. The price paid by SCE for the electricity is contractually defined under the Power Agreement.

As of June 30, 2003, the Partnership had no current or planned commitments for capital expenditures.

Results of Operations for the Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002.

For the first six months of 2003, revenues from power sales were $2.4 million, and the Windsystem produced 23.3 million kWh of electricity for sale to SCE.

This was a decrease of $0.4 million or 13% in revenue and a decrease of 3.6 million kWh of electricity produced or 13% as compared to the same period in 2002.

Costs and expenses in the first six months of 2003 were $2.1 million. This was a decrease of $0.1 million or 4%, as compared to the first six months of 2002. This decrease can mainly be attributed to the decrease in interest expense of $0.2 million, as compared to the 2002 period. Interest expense decreased due to lower average principal balances on the Purchase Notes outstanding during 2003. This decrease was partially offset by a $0.1 million increase in operating maintenance during the 2003 period as compared to the 2002 period.

Overall, the Partnership reported net income of $0.3 million for the first six months of 2003, which is a decrease of $0.3 million or 54% as compared to 2002. During the first six months of 2003, total partners' deficit decreased by $0.3 million or 29% to ($0.7) million. Net income per Unit was $239 for the first six months of 2003 compared with a net income per Unit of $514 for the first six months of 2002.

Cash flows from operations decreased $0.4 million in the first six months of 2003 as compared to 2002. This decrease was primarily due to a net impact of unfavorable changes in working capital during 2003 and reduced earnings in 2003. These decreases were offset by a decrease in principal payments on the Purchase Notes. Cash flows used in financing activities decreased by $1.0 million due to no payments being made on the Purchase Notes during the six months ended June 30, 2003.

Results of Operations for the Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002.

For the three months ending June 30, 2003, revenues from power sales were $1.7 million, and the Windsystem produced 16.7 million kWh of electricity for sale to SCE for the second quarter of 2003. This was a decrease of $0.2 million or 12% in revenue and a decrease of 2.3 million kWh of electricity produced or 12% as compared to the same period in 2002.

Costs and expenses for the second quarter of 2003 were $1.1 million. This was an increase of $0.1 million or 14%, as compared to the second quarter of 2002.

Overall, the Partnership reported net income of $0.6 million for the second quarter of 2003, which is a decrease of $0.4 million or 36% as compared to the second quarter of 2002. Net income per Unit was $536 for the second quarter of 2003 compared with a net income per Unit of $841 for the second quarter of 2002.

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

During 2002, following the resignation of Arthur Andersen LLP effective February 5, 2002, the Partnership did not have an independent accountant and did not file periodic reports required by the Exchange Act. The Partnership has been actively seeking to retain an independent accountant. In addition, during the second quarter of 2003, the Partnership continued its efforts to put into place procedures for gathering, analyzing, communicating to management and disclosing the information the Partnership is required to disclose in the periodic report required by the Exchange Act. However, the Partnership was unable to file the periodic report for the three months ended June 30, 2003 required under the Exchange Act, within the time period specified in the SEC's rules and forms.

The Partnership's management, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures as of June 30, 2003. Based on these evaluations, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were not effective as of June 30, 2003 because (i) disclosure controls and procedures were not fully implemented by June 30, 2003 and (ii) the Partnership did not timely file its required periodic report for the quarterly period ended June 30, 2003. During the three months ended June 30, 2003, the Partnership made no change in its internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

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