Form 10-Q
period 2003-09-30
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 2004-05-10
CIK 767404

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                                Explanatory Note


Zond-PanAero Windsystem Partners I ("the Partnership") has been delinquent in the filing of certain periodic reports required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The reasons for this delinquency are more fully described in the Current Report on Form 8-K filed by the Partnership with the Securities and Exchange Commission (the "SEC") on November 5, 2003. This Quarterly Report on Form 10-Q contains unaudited business and financial information for the nine months ended September 30, 2003 and subsequent event disclosures through November 15, 2003. Concurrent with the filing of this Quarterly Report, the Partnership is filing with the SEC its Annual Report on Form 10-K for the three years ended December 31, 2001, 2002 and 2003.

                       Zond-PanAero Windsystem Partners I,
                        a California Limited Partnership
                  For the three months ended September 30, 2003

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Balance Sheets at September 30, 2003 (Unaudited) and December 31, 2002.

     Unaudited Condensed Statements of Operations for the nine months ended September 30, 2003 and September 30, 2002.

     Unaudited Condensed Statements of Operations for the three months ended September 30, 2003 and September 30, 2002.

     Unaudited Condensed Statements of Changes in Partners' Capital (Deficit) at September 30, 2003 and December 31, 2002.

     Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2003 and September 30, 2002.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)




                                                        September 30, 2003                   December 31, 2002
                                                       ------------------------           -----------------------
                                                             (Unaudited)
 Assets
 Current assets:
   Cash and cash equivalents                            $           1,190                   $               472
   Accounts receivable                                                -                                     105
   Accounts receivable from related party                           1,472                                   813
   Other current assets                                               127                                    39
                                                       ------------------------             ----------------------
 Total current assets                                               2,789                                 1,429
                                                       ------------------------             ----------------------

 Property, Plant and Equipment
   Buildings                                                           98                                    98
   Plant and Equipment                                             49,561                                49,561
   Less - accumulated depreciation                                (46,595)                              (44,723)
                                                       ------------------------           --------------------------
 Property, Plant and Equipment, net                                 3,064                                 4,936
                                                       ------------------------           --------------------------
      Total assets                                     $            5,853                 $               6,365
                                                       ========================           ==========================

 Liabilities and partners' deficit
 Current liabilities:
   Accounts payable and accrued expenses               $              359                 $                  68
   Accounts payable to related party                                  193                                   547
   Current portion of notes payable
      to related party                                                458                                 1,008
   Accrued interest to related party                                5,791                                 5,718
                                                       ------------------------           --------------------------
 Total current liabilities                                          6,801                                 7,341
                                                       ------------------------           --------------------------

Partners' deficit
  General partner                                                      (4)                                   (4)
  Limited partners                                                 (1,521)                               (1,549)
  Substituted limited partner (Note 1)                                 (4)                                   (4)
  Contributed capital                                                 581                                   581
                                                       ------------------------           --------------------------
     Total partners' deficit                                         (948)                                 (976)
                                                       ------------------------           --------------------------

     Total liabilities and partners'                   ------------------------           --------------------------
       deficit                                         $            5,853                 $               6,365
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
                                  (Unaudited)



                                                                      For the three months ended

                                                        September 30, 2003             September 30, 2002
                                                     ----------------------------    ------------------------------
            Revenue:
              Sale of electricity                     $                   785         $                   1,255
              Other income                                                  -                                 1
                                                     ----------------------------    ------------------------------
              Total revenue                                               785                             1,256

            Costs and expenses:
              Depreciation                                                624                               624
              Interest expense                                             17                                80
              Property taxes                                               20                                19
              Easement fees to related party                               51                                 -
              Management fees to
                 related party                                             20                                 -
              Maintenance and other operating costs
                 to related and other parties                             225                               260
              Insurance costs                                              67                                55
              Other operating costs                                        17                                 -
                                                     ----------------------------    ------------------------------
            Total costs and expenses                                    1,041                             1,038
                                                     ----------------------------    ------------------------------

            Net income (loss)                         $                  (256)       $                      218
                                                     ============================    ==============================

            Net income (loss) per Unit                $                  (215)       $                      183
                                                     ============================    ==============================

            Number of outstanding Limited
               Partner Units                                            1,190                             1,190
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
                                   (Unaudited)



                                                                      For the nine months ended

                                                        September 30, 2003             September 30, 2002
                                                     ----------------------------    ------------------------------
            Revenue:
              Sale of electricity                     $                 3,166         $                   4,001
              Other income                                                  -                                41
                                                     ----------------------------    ------------------------------
              Total revenue                                             3,166                             4,042

            Costs and expenses:
              Depreciation                                              1,872                             1,872
              Interest expense                                             72                               301
              Property taxes                                               59                                52
              Easement fees to related party                              125                               101
              Management fees to
                 related party                                             50                                40
              Maintenance and other operating costs
                 to related and other parties                             727                               678
              Insurance costs                                             202                               167
              Other operating costs                                        31                                 1
                                                     ----------------------------    ------------------------------
            Total costs and expenses                                    3,138                             3,212
                                                     ----------------------------    ------------------------------

            Net income                                $                    28                               830
                                                     ============================    ==============================

            Net income per Unit                $                          24        $                      697
                                                     ============================    ==============================

            Number of outstanding Limited
               Partner Units                                            1,190                             1,190
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



                                                                                                     Substituted
                                                                                                       Limited      Contributed
                                                                         General        Limited        Partner        Capital
                                                           Total         Partner       Partners       (Note 2)       (Note 5)
                                                       -------------- -------------- -------------- -------------- --------------
            Profit and loss allocation                       100.00%          0.50%         99.00%          0.50%
                                                       -------------- -------------- -------------- -------------- --------------

            Balance at December 31, 2001                     (1,442)            (6)         (2,011)           (6)            581

            Net income                                          466              2             462             2               -
                                                       -------------- -------------- -------------- -------------- --------------

            Balance at December 31, 2002                       (976)            (4)         (1,549)           (4)            581

            Net income                                           28              -              28             -               -
                                                       -------------- -------------- -------------- -------------- --------------

            Balance at September 30, 2003                 $    (948)            (4)     $   (1,521)           (4)   $        581
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

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)








                                                                      For the nine months Ended

                                                       September 30, 2003              September 30, 2002
                                                     ----------------------------    ------------------------------
Cash Flow From Operating Activities:

Net income                                            $                    28         $                      830

Reconciliation of net loss to net cash
  provided by operating activities:


Depreciation                                                            1,872                              1,872

Changes in operating assets and liabilities
Accounts receivable                                                       105                              1,239
Acccounts receivable from related party                                  (659)                            (2,565)
Prepaid insurance and other                                               (88)                                 2
Accounts payable and accrued expenses                                     291                                142
Amount payable to related party                                          (354)                                36
Accrued interest payable to related party                                  73                                301
                                                     ----------------------------    ------------------------------
Net cash provided by operating activities                               1,268                              1,857

Cash flows used in financing activities:

Principal payments on notes payable to related party                     (550)                            (1,307)
                                                     ----------------------------    ------------------------------
Net increase in cash and cash equivalents                                 718                                550

Cash and cash equivalents at beginning of the period                      472                                 83
                                                     ----------------------------    ------------------------------

Cash and cash equivalents at end of period            $                 1,190        $                       633
                                                     ============================    ==============================

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest              $                     -        $                        -


The accompanying notes are an integral part of the unaudited condensed financial statements.

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP


                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The financial statements included herein for the quarterly periods ended September 30, 2003 and 2002 have been prepared by Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership") without audit pursuant to the rules and regulations of the SEC. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Partnership, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading.

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

NOTE 2 - THE PARTNERSHIP

Introduction

Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership"), was formed on June 29, 1984 to purchase, own and operate a system of 300 Vestas Energy A/S Model V-15 wind turbine electric generators (the "Turbines"). The Turbines, together with certain infrastructural improvements (the "Infrastructural Improvements") which are owned by Mesa Wind Developers ("Mesa"), a joint venture between Enron Wind Systems, Inc. ("EWSI") and an affiliate of PanAero Corporation ("PanAero"), form an integrated electric power generating facility (the "Windsystem") with a rated capacity of 19.5 megawatts in the San Gorgonio Pass area of the San Bernardino Mountains near Palm Springs, California (the "Operating Site"). EWSI is a developer and operator of commercial wind-powered electric generating facilities and PanAero is a wind resources development company. On January 3, 1997, EWSI's parent, Zond Corporation, became a wholly-owned subsidiary of Enron Renewable Energy Corp., which is wholly-owned by Enron Corp. ("Enron"). In May 1997, the name of Zond Corporation was changed to Enron Wind Corp. ("EWC").

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

Substituted Limited Partner

PanAero Management Corporation ("PAMC"), a California corporation wholly-owned by PanAero, formerly served as a general partner of the Partnership (together with ZWMC, the "Former General Partners"). In June 1988, the Partnership solicited a vote by proxy of the Limited Partners to remove PAMC as a general partner. Pursuant to that vote, PAMC was converted to a substituted limited partner. Although the term "Substituted Limited Partner" is defined in the Partnership Agreement as any individual, partnership, corporation, trust or other entity admitted to the Partnership as a Limited Partner pursuant to transfer provisions under the Partnership Agreement, the term substituted limited partner is used in the Unaudited Condensed Balance Sheets at September 30, 2003 and December 31, 2002 and the Unaudited Condensed Statements of Changes in Partners' Capital (Deficit) for the three and nine months ended September 30, 2003 and for the year ended December 31, 2002 only in reference to the substituted limited partner interest created by the removal of PAMC as a general partner. Under an Agreement of Settlement and Mutual Releases (the "Settlement

Agreement") executed on June 26, 2000, PAMC agreed to transfer its substituted limited partner interest in the Partnership to ZWMC.

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

During the third quarter of 2003, current management of the Partnership continued its review of the current and historical financial information available to it, but was unable to prepare quarterly and annual reports that complied with Exchange Act requirements because the Partnership had not been able to retain an independent auditor. Management believed that the fact that EWS is a debtor-in-possession under Chapter 11 of the Bankruptcy Code and the fact that it and ZWM are indirect wholly owned subsidiaries of Enron made it extraordinarily difficult for the Partnership to find an independent auditor to replace Arthur Andersen LLP. As of November 15, 2003, in addition to the reports disclosed in the previous paragraph, the Partnership had not filed the Partnership's Form 10-K for the year ended December 31, 2001, the Partnership's Forms 10-Q for each of the three quarters of 2002, the Partnership's Form 10-K for the year ended December 31, 2002, or the Partnership's Forms 10-Q for each of the three quarters of 2003.

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

A summary of the major operating agreements entered into by the Partnership, directly or indirectly, is set forth below:

(1) The Partnership sells the electricity produced by the Turbines to Southern California Edison Company ("SCE"), pursuant to a power purchase and sales agreement (the "Power Agreement"). The Power Agreement was originally entered into between SCE and PanAero in April 1982 and covers an aggregate of 29.9 megawatts of generating capacity. PanAero assigned the Power Agreement to Mesa in July 1984. Mesa subsequently assigned the portion of the Power Agreement that covers the aggregate rated capacity of the Turbines (19.5 megawatts), to the Partnership until December 31, 2004. The remaining 10.4 megawatts of generating capacity available under the Power Agreement was assigned by Mesa to Zond-PanAero Windsystem Partners II, a California Limited Partnership ("ZPII"), whose general partner is an affiliate of the General Partner. SCE purchases electricity produced by the Turbines at a price equal to the greater of 89% of SCE's "Cost of Energy" (as defined in the Power Agreement) or a fixed minimum price of $.102 per kilowatt hour ("kWh"), with the limitation that when 89% of SCE's Cost of Energy exceeds $.20 kWh, the price per kWh paid by SCE will be limited to $.20 per kWh plus 70% of the difference between 89% of SCE's Cost of Energy and $.20 per kWh. During the nine month period ended September 30, 2003, the Partnership earned $.102 per kWh of electricity delivered to SCE. Absent an extension of the Power Agreement, the Partnership will not have the ability to sell power subsequent to December 31, 2004. See Note 3 for additional information.

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

Cash Distributions

The Partnership distributes cash in accordance with the terms of the Partnership Agreement. Due to less-than-projected operating results, the Partnership has not distributed any cash to the General Partner, Limited Partners, Dean Witter Reynolds Inc. as a special limited partner, the Former General Partners or the substituted limited partners during any fiscal year other than 1985, in which the Partnership distributed an aggregate of approximately $158,000 to the Limited Partners and $2,000 to the Former General Partners. Under the Purchase Notes, the Partnership cannot make cash distributions to its partners unless certain cash reserve balances are maintained, no events of default exist, and certain ratio tests are met. The Partnership did not meet these criteria since 1985 and did not make cash distributions to its partners in the nine month period ended September 30, 2002 or September 30, 2003.

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

As of September 30, 2003 there was $0.5 million and $5.8 million of principal and interest in arrears, respectively on the Purchase Notes.

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

NOTE 5 - AMOUNTS PAYABLE TO RELATED PARTIES, NET

In addition to the Purchase Notes (See Note 4 above) the Partnership had amounts payable to Mesa (See Note 2) and EWS, respectively as of September 30, 2003. Amounts payable to Mesa include easement fees and other miscellaneous expenses related to Windsystem operations. Amounts payable to EWS include management fees and other miscellaneous expenses related to Windsystem operations. Such amounts are unsecured and non-interest bearing.

The Partnership has the following related party transactions and relationships:

(1) Mesa assigned easement rights to a portion of the Operating Site and granted rights to use the Infrastructural Improvements to the Partnership under the Wind Park Easement Agreement (See Note 2 above). The Partnership incurred $0.05 million in easement fees during the third quarter of 2003 pursuant to the Wind Park Easement Agreement and $0.1 million during the nine month period ended September 30, 2003.

(2) The Partnership contracted with EWSI to operate and maintain the Turbines and to perform certain management and administrative services under the Management Agreement (See Note 2 above). The Partnership incurred expenses of $0.2 million during the third quarter of 2003 pursuant to the Management Agreement and $0.8 million during the nine month period ended September 30, 2003.

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

NOTE 7 - SUBSEQUENT EVENTS

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

Liquidity and Capital Resources

The Partnership experienced a lack of liquidity throughout the third quarter of 2003, primarily due to an ongoing shortfall in revenues from operations in comparison to the costs and expenses of operations. Accordingly, principal payments on the Purchase Notes in the aggregate amount of $0.5 million were in arrears, and interest payments in the amount of $5.8 million, were in arrears at September 30, 2003. The Partnership's failure to make timely payments on the Purchase Notes gave MCC the right to foreclose against the collateral of its loans as set forth in the Purchase Notes. As of September 30, 2003, MCC had not exercised its right to foreclosure under the Purchase Notes.

The Partnership's primary source of revenues and liquidity to fund operations of the Windsystem, repay debt, administer the Partnership, and make distributions to its partners is the production and sale of electricity from the Windsystem. The Partnership's sole customer is SCE. The price paid by SCE for the electricity is contractually defined under the Power Agreement.

As of September 30, 2003, the Partnership had no current or planned commitments for capital expenditures.

Results of Operations for the Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002.

For the first nine months of 2003, revenues from power sales were $3.2 million, and the Windsystem produced 30.1 million kWh of electricity for sale to SCE.

This was a decrease of $0.9 million or 21% in revenue and a decrease of 8.2 million kWh of electricity produced or 21% as compared to 2002.

Costs and expenses in the first nine months of 2003 were $3.1 million, a decrease of $0.1 million or 2%, as compared to 2002. This decrease can mainly be attributed to the decrease in interest expense of $0.2 million, as compared to 2002 due to lower average principal balances on the Purchase Notes outstanding during 2003.

Overall, the Partnership reported net income of $0.03 million for the nine months of 2003, a decrease of $0.8 million or 96% as compared to 2002. During the first nine months of 2003, total partners' deficit decreased by $0.03 million or 3% to ($0.9) million. Net income per Unit was $24 for the first nine months of 2003 compared with a net income per Unit of $697 for the first nine months of 2002.

Cash flows from operations decreased $0.6 million in the first nine months of 2003 as compared to 2002. This decrease was primarily due to a net impact of unfavorable changes in working capital during 2003 and reduced earnings in 2003. These decreases were offset by a decrease in principal payments on the Purchase Notes. Cash flows used in financing activities decreased by $0.8 million due to no payments being made on the Purchase Notes during the nine months ended September 30, 2003.

Results of Operations for the Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002.

For the three months ending September 30, 2003, revenues from power sales were $0.8 million and the Windsystem produced 7.7 million kWh of electricity for sale to SCE, a decrease of $0.5 million or 14% in revenue and a decrease of 4.6 million kWh of electricity produced or 37% as compared to 2002.

Costs and expenses for the third quarter of 2003 were $1.0 million and were flat as compared to the same period in 2002.

Overall, the Partnership reported a net loss of $0.3 million for the third quarter of 2003, a decrease of $0.5 million as compared to the third quarter of 2002. Net loss per Unit was $215 for the third quarter of 2003 compared with a net income per Unit of $183 for the third quarter of 2002.

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

During 2002, following the resignation of Arthur Andersen LLP effective February 5, 2002, the Partnership did not have an independent accountant and did not file periodic reports required by the Exchange Act. The Partnership has been actively seeking to retain an independent accountant. In addition, during the third quarter of 2003, the Partnership continued its efforts to put into place procedures for gathering, analyzing, communicating to management and disclosing the information the Partnership is required to disclose in the periodic reports required by the Exchange Act. However, the Partnership was unable to file the required periodic report for the three month period ended September 30, 2003 required under the Exchange Act, within the time period specified in the SEC's rules and forms.

The Partnership's management, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures as of September 30, 2003. Based on these evaluations, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were not effective as of September 30, 2003 because (i) disclosure controls and procedures were not fully implemented by September 30, 2003 and (ii) the Partnership did not timely file its required periodic report for the quarterly period ended September 30, 2003. During the three months ended September 30, 2003, the Partnership made no change in its internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

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