Form 10-K
period 2003-12-31
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 2004-05-10
CIK 767404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the fiscal years ended December 31, 2001, 2002, and 2003

                                       Or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    For the transition period from _________________ to ____________________

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

Securities registered pursuant to Section 12(g )of the Act: Units of Limited Partnership Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /-/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

                    Zond-PanAero Windsystem Partners I,
                     a California Limited Partnership
             for the fiscal years ended December 31, 2001, 2002 and 2003


                                 TABLE OF CONTENTS


Item Number                                                            Page

                 PART I

1.  Business..................................................................1
2.  Properties................................................................5
3.  Legal Proceedings.........................................................6
4.  Submission of Matters to a Vote of Security Holders.......................7

                PART II

5.  Market for Registrant's Common Equity and Related Unitholder
    Matters...................................................................7
6.  Selected Financial Data.................................................. 8
7.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations.................................................8
7A. Quantitative and Qualitative Disclosures about Market Risk................11
8.  Financial Statements......................................................13
9.  Changes in and Disagreements with Accountants on Accounting and Financial
    Disclosure................................................................14
9A. Controls and Procedures...................................................14

              PART III

10. Directors and Executive Officers of the Registrant........................15
11. Executive Compensation....................................................16
12. Security Ownership of Certain Beneficial Owners and Management............18
13. Certain Relationships and Related Transactions............................18
14. Principal Accountant Fees and Services....................................20

             PART IV

15. Exhibits, Financial Statement Schedules, and Reports on Form
    8-K.......................................................................20

PART I

Item 1.     BUSINESS

Introduction

Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership") was formed on June 29, 1984, to purchase, own and operate a system of 300 Vestas Energy A/S Model V15 wind turbine electric generators (the "Turbines"). The electricity generated by the Turbines is sold by the Partnership to its sole customer, Southern California Edison Company ("SCE").

Each Turbine has a rated capacity of 65 kilowatts, and the Turbines have an aggregate rated capacity of 19.5 megawatts. The Turbines, together with certain infrastructural improvements (the "Infrastructural Improvements"), form an integrated electric power generating facility (the "Windsystem"). The Windsystem is located in the San Gorgonio Pass area of the San Bernardino Mountains near Palm Springs, California (the "Operating Site").

The Turbines are interconnected by a system of transformers and power transfer lines to a substation and SCE's transmission grid. The individual power lines from each of the Turbines are fed into step-up transformers, which increase the voltage from 480 volts to 12.5 kilovolts. Additional 12.5 kilovolt power transfer lines carry electricity to a substation, which steps up the electric power to 115 kilovolts for delivery to SCE.

The Windsystem, which became operational in November 1984, was constructed by Mesa Construction Company ("MCC"), a joint venture formed between an affiliate of Enron Wind Systems, Inc. ("EWSI") and an affiliate of PanAero Corporation ("PanAero"). The Partnership paid MCC a total of $48.9 million, comprised of $22.4 million in cash and $26.5 million in the form of notes (the "Purchase Notes"), for the purchase, construction and installation of the Turbines. The Purchase Notes matured on December 31, 2002. At that time, there was $1.0 million and $5.7 million of principal and interest in arrears, respectively. As of December 31, 2003, there was $0.5 million and $5.8 million of principal and interest in arrears, respectively. The business of the Partnership and the respective rights of its partners, including the Partnership's limited partners (the "Limited Partners"), are governed by the First Amended and Restated Certificate and Agreement of Limited Partnership of Zond-PanAero Windsystem Partners I, a California Limited Partnership, entered into on November 29, 1984, as amended (the "Partnership Agreement"). The Partnership Agreement terminates on December 31, 2005, unless terminated earlier in accordance with the terms of the Partnership Agreement. The Partnership Agreement is attached as Exhibit A to the Partnership's Registration Statement on Form 10 dated April 29, 1985 as filed with the Securities and Exchange Commission ("SEC"). The general partner of the Partnership (the "General Partner") is Zond Windsystems Management LLC ("ZWM"), a California limited liability company wholly-owned by Enron Wind Systems, LLC ("EWS").

Bankruptcy and Mergers

Commencing on December 2, 2001, and periodically thereafter, Enron Corp. ("Enron") and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code").

On February 20, 2002, Enron Wind Corp. ("EWC") and EWSI each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Additionally, two California limited liability companies formed on February 19, 2002 for the purposes of merging with EWC and EWSI in anticipation of the sale of Enron's wind business also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code.

EWC merged with and into one of such limited liability companies on April 19, 2002, and the surviving limited liability company changed its name to Enron Wind LLC ("EW"). EWSI merged with and into the other limited liability company, also on April 19, 2002, and the surviving limited liability company changed its name to Enron Wind Systems, LLC.

On April 12, 2002, Zond Windsystems Management Corporation ("ZWMC"), the general partner of the Partnership at such time, merged with and into a third California limited liability company, formed on March 12, 2002, and the surviving limited liability company changed its name to Zond Windsystem Management LLC. On May 3, 2002, Zond Construction Corp. merged with and into a fourth California limited liability company, formed on March 21, 2002, and the surviving limited liability company changed its name to Zond Construction LLC ("ZC"). Neither ZWM nor ZC has filed for bankruptcy.

Sale to General Electric

On April 10, 2002, Enron, EWC and certain of its subsidiaries, including EWSI, entered into an Amended and Restated Purchase and Sale Agreement in which such entities agreed to sell in an asset sale (the "GE Sale") their wind turbine manufacturing, operation and maintenance and construction businesses to General Electric Company, acting through its GE power systems business ("GEPS"). The GE Sale was consummated on May 10, 2002. EW and its subsidiary companies retained its existing wind power projects, including the indirect ownership of the general partnership interest in the Partnership. However, effective as of the sale, substantially all of the employees who had been involved in the management of the Partnership transferred to GEPS.

Following the sale to GEPS, new management was appointed to manage and operate the Partnership and ZWM's principal executive offices were moved to 1400 Smith Street, Houston Texas 77002. In March 2004, the principal executive offices were moved to 1221 Lamar Street, Suite 1600, Houston, Texas 77010. Eric D. Gadd was appointed President and Chief Executive Officer of ZWM on September 26, 2002. Mary H. Cilia was appointed Chief Financial Officer and Treasurer of ZWM on May 3, 2004. ZWM has no directors.

New Management and Financial Reports

Until its appointment, the new management of the Partnership had no material involvement with the business and operations of the Partnership. In the process of reviewing the Partnership's books and records and through conversations with prior management, it appeared to new management that the Partnership had attempted, but failed, to file with the SEC certain Partnership Securities Exchange Act of 1934 (the "Exchange Act") reports for certain time periods preceding the Enron bankruptcy. The submissions of such reports into the EDGAR filing system were not accepted although prior management apparently believed the filings were made successfully. These reports consist of the Partnership's Form 10-K for the year ended December 31, 1999, the Partnership's Form 10-Q's for each of the three quarters of 2000, the Partnership's Form 10-K for the year ended December 31, 2000, and the Partnership's Form 10-Q's for the first and second quarters of 2001. These reports appear to have been prepared by prior management of the Partnership and audited or reviewed, as the case may be, by Arthur Andersen LLP. The Partnership has copies of the EDGARized version of each of such reports as well as most of the cover sheets reflecting the attempted EDGAR submissions. To date, the Partnership has not filed any of these reports with the SEC.

During 2003, current management of the Partnership reviewed the current and historical financial information available to it, but was unable to prepare quarterly and annual reports that complied with Exchange Act requirements because the Partnership had not been able to retain an independent auditor. Management believed that the fact that EWS is a debtor-in-possession under Chapter 11 of the Bankruptcy Code and the fact that it and ZWM are indirect wholly owned subsidiaries of Enron made it extraordinarily difficult for the Partnership to find an independent auditor to replace Arthur Andersen LLP. In 2003, the Partnership decided to file quarterly and annual operating reports on Form 8-K disclosing unaudited financial and business information about the Partnership on a quarterly basis until the Partnership was able to retain an independent auditor and recommence filing periodic reports on Forms 10-K and 10-Q. As of March 29, 2004, in addition to the reports disclosed in the previous paragraph, the Partnership had not filed the Partnership's Form 10-K for the year ended December 31, 2001, the Partnership's Forms 10-Q for each of the three quarters of 2002, the Partnership's Form 10-K for the year ended December 31, 2002, the Partnership's Form 10-Q for each of the three quarters of 2003, or the Partnership's Form 10-K for the year ended December 31, 2003.

On November 5, 2003, the Partnership filed a Form 8-K with the SEC disclosing the foregoing information. Thereafter, using Form 8-K, the Partnership filed operating reports with unaudited financial and business information for the fiscal years ended December 31, 2001, 2002 and 2003, and for the fiscal quarters ended March 31, 2003, June 30, 2003 and September 30, 2003. By filing these operating reports, the Partnership publicly disclosed recent financial and business information. However, the operating reports contain unaudited financial statements and are not in compliance with the requirements of the Exchange Act. In addition, the operating reports do not cover all periods for which the Partnership failed to file periodic reports. On January 28, 2004, the Partnership retained Hein & Associates LLP as its independent accountant and is now in a position to recommence filing periodic reports on Forms 10-K and 10-Q.

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

In April 2003, EWS entered into an agreement (the "O&M Agreement") with SeaWest Asset Management Services, LLC ("SeaWest") to provide certain operation and maintenance services relating to the Windsystem for a 5-year period ending on May 10, 2008. If EWS terminates the O&M Agreement prior to the end of its stated term, EWS may be required to pay certain agreed demobilization fees to SeaWest. If EWS is required to pay such fees, EWS may seek recovery from the Partnership of some, or all, of the amount of such fees pursuant to the terms of the Management Agreement. Management currently estimates that the amount of the demobilization fee, if any, for which EWS would seek recovery from the Partnership would not be in excess of approximately $100,000 at December 31, 2004, with the amount of such demobilization fee declining as of May 10 of each subsequent year until contract expiration.

Sale of Electric Power

The Partnership sells the electric power generated by the Turbines to SCE under a power purchase and sales agreement (the "Power Agreement"). The Power Agreement was originally entered into between SCE and PanAero in April 1982 and covers an aggregate of 29.9 megawatts of generating capacity. PanAero assigned the Power Agreement to Mesa Wind Developers ("Mesa"), a joint venture between EWSI and an affiliate of PanAero, in July 1984. Mesa subsequently assigned the portion of the Power Agreement that covers the aggregate rated capacity of the Turbines (19.5 megawatts) to the Partnership. Such assignment terminates effective December 31, 2004. The remaining 10.4 megawatts of generating capacity available under the Power Agreement was assigned by Mesa to Zond-PanAero Windsystem Partners II, a California Limited Partnership ("ZPII"), whose general partner is an affiliate of the General Partner. Such assignment also terminates effective December 31, 2004. Absent an extension of the assignment of rights under the Power Agreement, the Partnership will not have the ability to sell power to SCE subsequent to December 31, 2004. See Part I, "Item 1. BUSINESS - Going Concern" for additional information.

Under the Power Agreement, SCE is required to purchase all of the electric output from the Turbines at a rate equal to the greater of either 89% of SCE's "cost of energy" or a fixed minimum price of $0.102 per kilowatt hour ("kWh"). The Power Agreement provides, however, that if SCE's cost of energy exceeds $0.20 per kWh, the price per kWh paid by SCE will be limited to $0.20 per kWh plus 70% of the difference between 89% of its cost of energy and $0.20 per kWh. Since formation of the Partnership, SCE has paid only the fixed minimum price of $0.102 per kWh. SCE takes monthly meter readings of the amount of electricity delivered to SCE under the Power Agreement and makes payments based on such meter readings.

Windsystem Performance

The amount of electricity produced by the Turbines depends upon wind speed, which is subject to significant seasonal variations in the San Gorgonio Pass area. Wind speed is generally highest during the summer months and lowest during the winter months. These seasonal variations result in significant variations from month to month in the net power production realized by the Turbines, and therefore result in monthly variations in the amount of electricity sold to SCE.

During 2001, 2002 and 2003, SCE purchased an aggregate of 42.3, 47.2, and 37.8 million kWh of electricity from the Partnership for an aggregate purchase price of $4.3, $4.8, and $3.9 million, respectively.

Going Concern

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

1. As discussed in Part I, "Item 1- BUSINESS - Introduction" and in Note 4 to the Financial Statements, the Partnership has not had sufficient cash flows from operations to make scheduled payments of principal and interest on the outstanding Purchase Notes. Accordingly, the Partnership is in default of the Purchase Notes. Upon notice of default, MCC has a right to foreclose against its security interests in the assets of the Partnership. As of the date of filing of this report, MCC has not notified the Partnership of its intent to foreclose on its security interest. Any such foreclosure by MCC on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

2. As discussed in Part I, "Item 1 - BUSINESS - Sale of Electric Power", the Partnership's assignment of rights under the Power Agreement expires on December 31, 2004 and the Power Agreement expires in June 2005.

     Additionally, the Wind Park Easement Agreement (as defined in "Item 2 - PROPERTIES") expires on December 31, 2004. The Partnership will have no ability to sell the power it generates after December 31, 2004 without an extension of the assignment of rights under the Power Agreement and an extension of the Wind Park Easement Agreement. Additionally, if the Partnership were to obtain an extension of its assignment of rights under the Power Agreement, it could only be effective until June 2005, unless the Power Agreement were extended beyond that date or some other arrangements were made.

3. As discussed in Part II, "Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Subsequent Event - SCE Curtailment" and Note 9 to the Financial Statements, SCE has substantially curtailed the Partnership's electrical production from the Windsystem beginning April 13, 2004 and continuing through the date of this report due to an SCE construction project. SCE has notified the Partnership that SCE estimates that the curtailment will continue through May 17, 2004. Management expects that this curtailment will have a material adverse effect on the Partnership's cash flows and financial results of operations during the period of the curtailment and for the Partnership's 2004 fiscal year. Depending on the duration and level of the curtailment by SCE, management believes that such curtailment could have a material adverse effect on the Partnership's ability to cure existing payment defaults on the Purchase Notes and/or make payments related to costs associated with the ongoing operations of the Windsystem.

Employees

The Partnership has no employees. EWS manages, operates, and maintains the Windsystem pursuant to the Management Agreement. The General Partner, utilizing employees of EW, attends to the remaining day-to-day activities of the Partnership.

Item 2.     PROPERTIES

The Operating Site is situated on two adjoining parcels of land, consisting of approximately 440 acres, located in the San Gorgonio Pass area of the San Bernardino Mountains approximately 16 miles northwest of Palm Springs, California. The Partnership owns the Turbines, including the supporting towers and related concrete support pads and controllers. The Partnership uses a portion of the Operating Site and the Infrastructural Improvements pursuant to a 20-year easement granted by Mesa under the terms of a Wind Park Easement Agreement dated as of September 7, 1984, as amended (the "Wind Park Easement Agreement"). The Infrastructural Improvements include roads, fences, the power transfer system, the substation and maintenance facilities. Mesa has title to the Infrastructural Improvements, but has granted the Partnership a security interest in such assets under the Wind Park Easement Agreement. The Infrastructural Improvements are also utilized by ZPII under a similar arrangement with Mesa.

Mesa has rights to develop wind energy resources at the Operating Site, which includes the Infrastructural Improvements, under a right-of-way grant (the "Right-of-Way Grant") from the United States Bureau of Land Management ("BLM"). The Right-of-Way Grant was originally issued to PanAero on January 26, 1983, and was assigned by PanAero to Mesa in April 1984. The primary term of the Right-of-Way Grant expired on January 26, 2003. On December 19, 2002, the Right-of-Way Grant was extended for a ten-year period commencing on January 27, 2003; however, the Wind Park Easement Agreement terminates on December 31, 2004. See Part I., "Item 1. BUSINESS - Going Concern" for additional information. EWSI, PanAero, and their affiliates have developed and sold additional wind turbines on the Operating Site to ZPII and Mesa has granted a similar easement to ZPII. The general partner of ZPII is an affiliate of the General Partner.

Item 3.     LEGAL PROCEEDINGS

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

FERC Investigation

In May 2003, the Federal Energy Regulatory Commission (the "FERC"), pursuant to FERC Docket No. EL03-47-000, began investigating whether the Windsystem and certain other power projects owned by Enron or its affiliates failed to meet the ownership criteria for qualifying facility ("QF") status under the Public Utility Regulatory Policies Act of 1978 ("PURPA") following Enron's acquisition of Portland General Electric Company in 1997. Under PURPA, and the applicable FERC regulations, a power project is not a QF if more than 50% of the equity interest in the project is owned by an electric utility or electric utility holding company. The Partnership and FERC Trial Staff have settled the issues under investigation and entered into a Consent Agreement dated March 10, 2004 (the "Consent Agreement"). The Consent Agreement is available on the FERC website. Pursuant to the Consent Agreement, the Partnership and FERC Trial Staff agree that the Windsystem is a QF notwithstanding Enron's indirect equity interest in the Windsystem and the other contractual relationships between the Partnership and various affiliates of Enron. The Consent Agreement has been certified to the FERC by the FERC judge responsible for the case and is currently subject to approval by the FERC.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the partners of the Partnership during 2001, 2002 or 2003.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

Market Information

There is no established public trading market for the Partnership's limited partnership units (the "Units"). The Partnership Agreement includes various restrictions on the transfer of Units.

Holders

The Partnership's records indicate that at December 31, 2001, 2002 and 2003, there were 883, 885 and 889 holders of record of the Partnership's Units, respectively.

Cash Distributions

The Partnership makes cash distributions in accordance with the terms of the Partnership Agreement. Due to less-than-projected operating results, the Partnership has not distributed any cash during any fiscal year other than 1985, in which the Partnership distributed an aggregate of approximately $158,000 to the Limited Partners and $2,000 to the then General Partners. Under the Purchase Notes, the Partnership cannot make cash distributions to its partners unless certain cash reserve balances are maintained, no events of default exist, and certain ratio tests are met. The Partnership has not met these criteria since 1985 and did not make any cash distributions to its partners during 2001, 2002 or 2003.

Item 6.     SELECTED FINANCIAL DATA

From and after 1987, the Partnership's accounting records have been maintained on a federal tax accrual basis, consistent with appropriate provisions of the Internal Revenue Code. Such records have been adjusted to reflect accounting principles generally accepted in the United States for purposes of filings with the SEC. The selected financial data should be read in conjunction with the financial statements and related footnotes included in Item 8.

  As of and for the years ended December 31, 2003, 2002 and 2001.
  (Dollars in thousands, except per Unit values which are in whole dollars)


                                  2003        2002        2001         2000         1999
                                _________   _________   _________    _________   _________

Total Revenue                   $  3,864    $  4,855    $  4,453     $  4,468    $  4,864
Net income (loss)                   (406)        466        (208)        (569)       (380)

Per unit:
  Net income (loss)                 (341)        392        (175)        (478)       (319)
  Partners' deficit               (1,161)       (820)     (1,212)      (1,037)       (559)

Total assets                       5,527       6,365       8,875       10,296      12,932
Current portion of notes
  payable to related party           458       1,008       4,497        3,498       6,583
Accrued interest to related party  5,804       5,718       5,442        4,753       4,073
Partners' deficit                 (1,382)       (976)     (1,442)      (1,234)       (665)


All per Unit values were calculated based on 1,190 Units.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

1. As discussed in Part I, "Item 1- BUSINESS - Introduction" and in Note 4 to the Financial Statements, the Partnership has not had sufficient cash flows from operations to make scheduled payments of principal and interest on the outstanding Purchase Notes. Accordingly, the Partnership is in default of the Purchase Notes. Upon notice of default, MCC has a right to foreclose against its security interests in the assets of the Partnership. As of the date of filing of this report, MCC has not notified the Partnership of its intent to foreclose on its security interest. Any such foreclosure by MCC on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

2. As discussed in Part I, "Item 1 - BUSINESS - Sale of Electric Power", the Partnership's assignment of rights under the Power Agreement expires on December 31, 2004 and the Power Agreement expires in June 2005. Additionally, the Wind Park Easement Agreement (as defined in "Item 2 - PROPERTIES") expires on December 31, 2004. The Partnership will have no ability to sell the power it generates after December 31, 2004 without an extension of the assignment of rights under the Power Agreement and an extension of the Wind Park Easement Agreement. Additionally, if the Partnership were to obtain an extension of its assignment of rights under the Power Agreement, it could only be effective until June 2005, unless the Power Agreement were extended beyond that date or some other arrangements were made.

3. As discussed in Part II, "Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Subsequent Event - SCE Curtailment" and Note 9 to the Financial Statements, SCE has substantially curtailed the Partnership's electrical production from the Windsystem beginning April 13, 2004 and continuing through the date of this report due to an SCE construction project. SCE has notified the Partnership that SCE estimates that the curtailment will continue through May 17, 2004. Management expects that this curtailment will have a material adverse effect on the Partnership's cash flows and financial results of operations during the period of the curtailment and for the Partnership's 2004 fiscal year. Depending on the duration and level of the curtailment by SCE, management believes that such curtailment could have a material adverse effect on the Partnership's ability to cure existing payment defaults on the Purchase Notes and/or make payments related to costs associated with the ongoing operations of the Windsystem.

Liquidity and Capital Resources

The Partnership experienced a lack of liquidity throughout 2003, primarily due to an ongoing shortfall in revenues from operations in comparison to the costs and expenses of operations. As a result, principal payments on the Purchase Notes in the aggregate amount of $0.5 million, and interest payments in the amount of $5.8 million, were in arrears at December 31, 2003. The Partnership's failure to make timely payments on the Purchase Notes gave MCC the right to foreclose against the collateral of its loans as set forth in the Purchase Notes. MCC has not exercised its right to foreclosure under the Purchase Notes. See "Results of Operations for the Year Ended December 31, 2003 Compared to December 31, 2002".

The Partnership's primary source of revenues and liquidity to fund operations of the Windsystem, repay debt, administer the Partnership, and make distributions to its partners is the production and sale of electricity from the Windsystem. The Partnership's sole customer is SCE. The price paid by SCE for the electricity is contractually defined under the Power Agreement.

See Part I, "Item 1. BUSINESS - Sale of Electric Power" for additional information.

As of December 31, 2003, the Partnership had no current or planned commitments for capital expenditures.

Subsequent Events

SCE Curtailment

The Partnership's operation and maintenance service provider was provided notice from SCE that beginning April 13, 2004 the amount of electricity that the Windsystem could generate and deliver to SCE was being curtailed by approximately 75%. A representative from SCE explained that the curtailment action was being taken due to the re-routing of power as a result of the construction of a new power line. SCE has notified the Partnership that SCE estimates that the curtailment will continue through May 17, 2004. Management expects that this curtailment will have a material adverse effect on the Partnership's cash flows and financial results of operations during the period of the curtailment and for the Partnership's 2004 fiscal year. Depending on the duration and level of the curtailment by SCE, management believes that such curtailment could have a material adverse effect on the Partnership's ability to cure existing payment defaults on the Purchase Notes and/or make payments related to costs associated with the ongoing operations of the Windsystem.

Purchase Notes

The Partnership is in default of the Purchase Notes. As of May 10, 2004, the total amount in default is $4.3 million which is comprised of interest in arrears. The principal was paid off in January of 2004. See Part I, "Item 1 - BUSINESS - Going Concern" and Notes 2, 4 and 9 to the Financial Statements for additional information.

Results of Operations for the Year Ended December 31, 2003 Compared to December 31, 2002

During 2003, the Partnership's electricity revenue was $3.9 million, and the Windsystem produced 37.8 million kWh of electricity sold to SCE. This was a decrease of $1.0 million or 20% in revenue and a decrease of 9.4 million kWh or 20% of electricity produced as compared to 2002.

Costs and expenses during 2003 were $4.3 million, a decrease of $0.1 million or 3%, as compared to 2002. Interest expense decreased by $0.3 million as compared to 2002 due to lower average principal balances on the Purchase Notes outstanding in 2003. Maintenance expenses increased by $0.1 million and easement fees decreased by $0.1 million in 2003 as compared to 2002. The decrease in easement fees is directly related to the decrease in Gross Operating Proceeds received in 2003. During the 2003 year, Gross Operating Proceeds were $3.8 million which was a decrease of $1.6 million over 2002. Gross Operating Proceeds are defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues. Additionally, accounting related expenses increased by $0.1 million in 2003 as compared to 2002. See Part III, "Item 11. EXECUTIVE COMPENSATION - Operating Site Rentals" for additional information.

Overall, the Partnership reported a net loss of $0.4 million for 2003, a change of $0.9 million from the net income of $0.5 million in 2002. During 2003, the total partners' deficit increased by $0.4 million to $1.4 million. The net loss per Unit was $341 for 2003 compared with a net income per Unit of $392 for 2002.

Cash flows from operations decreased by $1.7 million in 2003 as compared to 2002. This decrease was primarily due to the decrease in revenues in 2003 as compared to 2002 and unfavorable changes in working capital during 2003. The decrease in revenues and unfavorable changes in working capital during 2003 were offset by the reduction in interest expense in 2003 as compared to 2002. Cash flows used in financing activities decreased by $2.9 million due to decreased principal payments on the Purchase Notes. Excess cash flows from operations are used primarily to fund payments on the Purchase Notes.

Results of Operations for the Year Ended December 31, 2002 Compared to December 31, 2001

During 2002, the Partnership's electricity revenue was $4.8 million, and the Windsystem produced 47.2 million kWh of electricity sold to SCE. This was an increase of $0.5 million or 12% in revenue and an increase of 4.9 million kWh or 12% of electricity produced as compared to the same period in 2001.

Costs and expenses during 2002 were $4.4 million, a decrease of $0.3 million or 6%, as compared to 2001. This decrease can mainly be attributed to the decrease in interest expense of $0.3 million, as compared to 2001 due to lower average principal balances on the Purchase Notes outstanding in 2002. Maintenance expenses decreased by $0.1 million in 2002, as compared to 2001. See Note 1 to the Financial Statements, "THE PARTNERSHIP - Operation and Maintenance Services" for additional information.

Property taxes also decreased $0.1 million in 2002 as compared to 2001. This decrease can be attributed to a one-time property tax assessment related to prior years that was reflected in the 2001 year totaling $0.1 million that did not occur in 2002.

During 2002 easement fees increased $0.1 million, as compared to 2001. The increase in easement fees is directly related to the increase in Gross Operating Proceeds received in 2002. During 2002, Gross Operating Proceeds were $5.3 million, which was an increase of $1.9 million over 2001. Insurance expense increased by $0.1 million in 2002, as compared to 2001. This increase is directly related to market conditions within the Property and Casualty Insurance industry coupled with adverse experience in prior years.

Overall, the Partnership reported net income of $0.5 million for 2002; an increase of $0.7 million as compared to 2001. During 2002, the deficit in partners' capital decreased $0.5 million or 32% to ($1.0) million. This represents net income per Unit of $392 compared with a net loss per Unit of $175 in 2001.

Cash flows from operations increased by $1.7 million in 2002 as compared to 2001. This increase was primarily due to the increase in revenues and decrease in interest expense in 2002 as compared to 2001 and favorable working capital changes during 2002. Cash flows used in financing activities increased by $1.4 million due to increased principal payments on the Purchase Notes. Excess cash flows from operations are used primarily to fund payments on the Purchase Notes.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Recently Issued Accounting Pronouncements

SFAS NO. 150

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments; b) Financial instruments to repurchase an entity's own equity instruments; and c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments. FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of FAS 150 will have no impact on the Partnership's financial position, results of operations or cash flows.

SFAS NO. 149

In April 2003, the FASB issued SFAS No. 149 (FAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FAS 149 amends and clarifies financial accounting and reporting for derivative instruments. This statement is effective for contracts entered into or modified after June 30,

2003. The adoption of FAS 149 will have no impact on the Partnership's financial position, results of operations or cash flows.

SFAS NO. 143

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143 (FAS
143), "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This standard addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to adjust its present value in each subsequent period. In addition, we must capitalize an amount equal to the adjustment by increasing the carrying amount of the related long-lived asset, which is depreciated over the remaining useful life of the related asset. The Partnership adopted FAS 143 during the first quarter of 2003 and it did not have a significant effect on the Partnership's financial position, results of operations or cash flows.

FIN NO. 46

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51" ("FIN No. 46"). The interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. Adoption of this statement did not impact the financial position, results of operations or cash flows of the Partnership.

FIN NO. 45

Effective January 1, 2003, the Partnership adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity's product warranty liabilities. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. Adoption of this statement did not impact the financial position, results of operations or cash flows of the Partnership.

Safe Harbor Statement Regarding Outlook and Other Forward Looking Data

Portions of this report, including but not limited to Items 1 and 2 and the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements and involve risks and uncertainties that could significantly affect expected results of operations, liquidity, cash flows and business prospects. Factors that could cause results to differ materially include, but are not limited to: competitive pricing pressures; higher than expected costs; potential liability resulting from pending or future litigation; domestic and international political conditions; political events or insurgent activity; capital expenditure, acquisition or disposition. Forward-looking statements are generally accompanied by words such as "estimate", "project", "predict", "will", "anticipate", "plan", "intend", "believe", "expect" or similar expressions that convey the uncertainty of future events or outcomes. The Partnership expressly disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur.

Item 8.     FINANCIAL STATEMENTS

The financial statements of the Partnership for the fiscal years ended December 31, 2001, 2002, and 2003 filed as part of this Form 10-K and listed in response to Part IV, "Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K" hereof, are incorporated by reference herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Partnership's Current Report on Form 8-K, filed with the SEC on February 13, 2002, as amended by Form 8-K/A, filed with the SEC on February 27, 2002, discloses the following information:

Effective February 5, 2002, Arthur Andersen LLP ("Andersen") resigned as independent auditors of the Partnership.

The reports of Andersen on the Partnership's financial statements for the years ended December 31, 1999 and 2000 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to the audit scope, uncertainty or accounting principles. Andersen advised that it had not withdrawn any of its opinions expressed in their auditor's report for any periods for which they conducted audits of the Partnership.

The General Partner did not approve the resignation by Andersen.

During the preceding two years and in the subsequent interim periods through February 5, 2002, there were no disagreements with Andersen on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which if not resolved to the satisfaction of Andersen would have caused Andersen to make reference to the matter in their report.

During the preceding two years and in the subsequent interim periods through February 5, 2002, there were no "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K.

On February 13, 2002, Andersen issued a letter to the SEC acknowledging that it had read the above statements and was in agreement with such statements.

The Partnership engaged Hein & Associates LLP as the Partnership's new independent auditor as of January 28, 2004. During the two most recent fiscal years and during the current fiscal year through January 28, 2004, the Partnership did not consult Hein & Associates LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Partnership's financial statements; or (iii) any matter which was the subject of a disagreement or a reportable event, as such terms are defined in Item 304(a)(1) of Regulation S-K and its related instructions.

Item 9A.  CONTROLS AND PROCEDURES

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

During 2002, following the resignation of Andersen effective February 5, 2002, the Partnership did not have an independent accountant and did not file periodic reports required by the Exchange Act. See Part I, "Item 1. BUSINESS - New Management and Financial Reports" and Part II, "Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE." During 2003, the Partnership actively sought to retain an independent accountant and was successful in doing so effective January 28, 2004. In addition, during 2003, the Partnership put into place procedures for gathering, analyzing, communicating to management and disclosing the information the Partnership is required to disclose in the periodic reports required by the Exchange Act. However, during 2003, because the Company still had no independent accountant, it was not able to file periodic reports under the Exchange Act, within the time periods specified in the SEC's rules and forms.

The Partnership's management, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures as of December 31, 2002 and as of December 31, 2003. Based on these evaluations, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were not effective as of December 31, 2002 or December 31, 2003 because disclosure controls and procedures were not implemented until 2003 when preparation of the 2002 and 2003 annual financial statements commenced and because the Partnership did not timely file any of the required periodic reports for the 2002 and 2003 fiscal years or the quarterly periods therein. Subsequent to December 31, 2003, the Partnership formalized in writing its disclosure controls and procedures. During the three months ended December 31, 2002, the Partnership made no change in its internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting. During the three months ended December 31, 2003, the Partnership made no change in its internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

                                PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership does not have any employees or directors. The General Partner of the Partnership is ZWM. ZWM is responsible for the management of the Partnership.

Rights and Powers of the General Partner

Under the terms of the Partnership Agreement, the General Partner holds the exclusive right to manage the business and affairs of the Partnership. The Limited Partners, Dean Witter Reynolds Inc., as a special limited partner (the "Special Limited Partner"), and the substituted limited partners are not entitled to exercise any rights or powers to manage the business and affairs of the Partnership. The Limited Partners, Special Limited Partner and substituted limited partners have voting rights only with respect to certain fundamental changes in the nature and operation of the Partnership, as set forth in the Partnership Agreement. ZWM is a California limited liability company, wholly-owned by EWS. As of December 31, 2003, the principal executive offices of ZWM were located at 1400 Smith Street, Houston Texas 77002. In March 2004, the principal executive offices of ZWM were moved to 1221 Lamar Street, Suite 1600, Houston, Texas 77010.

Set forth below is certain information regarding the current officers of ZWM that are deemed executive officers of the Partnership for SEC reporting purposes. ZWM has no directors.

Eric D. Gadd, age 49, has served as President and Chief Executive Officer of ZWM since September 26, 2002, and has served as President and Chief Executive Officer of EWS since May 11, 2002. Mr. Gadd is responsible for managing and restructuring global wind business operations.

Prior to his current assignment, Mr. Gadd served as vice president of business development for Enron's natural gas pipeline affiliate. From 1995 to 2001, he was involved in business development and commercial management in Enron's London office.

Mr. Gadd was an executive officer of various subsidiaries of EW that filed voluntary petitions for Chapter 11 reorganization with the U.S. Bankruptcy Court for Southern District of New York filed in connection with the Enron bankruptcy. See Part I, "Item 1 - BUSINESS - Bankruptcy and Mergers" for additional information.

Mary H. Cilia, age 42, has served as Chief Financial Officer and Treasurer of ZWM since May 3, 2004 and has served as Chief Financial Officer and Treasurer of EWS since June 24, 2003.

Prior to her current assignment, Ms. Cilia served in various accounting capacities for Enron and certain Enron affiliates from 1999 to 2002. Prior to joining Enron, Ms. Cilia was an audit manager at Arthur Andersen LLP.

Enron Renewable Energy Corp. ("EREC"), a Delaware corporation, which indirectly holds the sole membership interest in ZWM, has a board of directors. Because neither the Partnership nor ZWM has an audit committee or a board of directors, the board of directors of EREC serves the role of the audit committee for the Partnership. Set forth below is certain information regarding the directors of EREC.

Eric D. Gadd is a director of EREC.

Robert Semple, age 58, is a director of EREC, and has served as a financial insolvency consultant with Kroll Zolfo Cooper LLC since 2000. Prior to his current assignment, Mr. Semple served as an independent management consultant for various companies.

The board of directors of EREC has determined that Mr. Semple is an "audit committee financial expert" as such term is defined by the rules of the SEC. Mr. Semple is not "independent" as such term is defined under the listing standards of the New York Stock Exchange.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Partnership's directors, officers, and persons who own more than 10% of a registered class of the Partnership's equity securities to file reports of ownership and changes in ownership with the SEC. Eric D. Gadd, President and Chief Executive Officer of ZWM, filed a Form 3 with the SEC on December 13, 2003. Robert Semple, director of EREC, has not yet filed a Form 3 with the SEC but has applied for a Form ID with the intention to do so.

Code of Ethics

Enron (and all of its subsidiary companies, including ZWM and EW) is subject to and covered by the Enron Corp. Code of Ethics (which applies to all covered employees, officers and directors). The foregoing individuals are also subject to and governed by the Enron Corp. Accounting and Financial Reporting Code of Ethics, which also applies to all employees of Enron and its subsidiaries, including ZWM and EW. A copy of the Enron Corp. Code of Ethics is available, without charge, upon request in writing to the Partnership at 1221 Lamar Street, Suite 1600, Houston, Texas 77010 Attention: Investor Relations.

Delegation of Management

The Partnership has delegated certain aspects of the operation, management, maintenance and repair of the Windsystem to EWS pursuant to the Management Agreement. See Part I, "Item 1. BUSINESS - Operation and Maintenance Services".

Item 11.    EXECUTIVE COMPENSATION

As the Partnership has no employees, it does not pay executive compensation to any individual. The General Partner participates in the profits and losses of the Partnership by virtue of its partnership interests, and EWS receives payment under the Management Agreement for services rendered thereunder. During 2002 and 2003, Mr. Gadd and Ms. Cilia were compensated by Enron, or subsidiaries of Enron, for all of their services rendered, including their services to the Partnership, and were not compensated directly by the Partnership. Mr. Semple was compensated for all of his services rendered, including services to the Partnership, by Kroll Zolfo Cooper LLC. Messrs. Gadd and Semple have not been compensated directly by the Partnership for their services as directors of EREC.

Distributions

Following its removal as a general partner of the Partnership in June 1988, PanAero Management Corporation ("PAMC") became a substituted limited partner of the Partnership. Under an agreement of Settlement and Mutual Release, dated June 26, 2000, settling all claims in the lawsuit entitled PanAero Management Corporation et. al. v. Zond System, Inc. et al., Los Angeles Superior Court Case No. BC 130959 (the "Settlement Agreement"), PAMC transferred its substituted limited partner interest to ZWMC.

The Partnership makes distributions in accordance with the terms of the Partnership Agreement. The Partnership did not distribute any amounts during 2001, 2002, or 2003.

Windsystem Management Fees

As compensation for its services under the Management Agreement, EWS receives a management fee of 2% of the Partnership's gross operating proceeds ("Gross Operating Proceeds"). Gross Operating Proceeds are defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues. Under the Management Agreement, EWS is also reimbursed for 115% of the maintenance costs, including labor and material costs that it incurs in the performance of services, including services by third parties. Upon termination of the Management Agreement in December 2004, EWS will be entitled to receive an incentive fee equal to the balance of the cash reserve maintained in connection with the Purchase Notes. As of December 31, 2003, no cash reserve had been established. During 2001, 2002 and 2003, the Partnership incurred $0.1 million for management fees. During the same periods, the Partnership incurred $1.0, $0.9 and $0.9 million, respectively, for cost reimbursement of maintenance and other operating costs under the Management Agreement.

Operating Site Rentals

Under the Wind Park Easement Agreement, Mesa charges the Partnership rental fees for use of the Operating Site and Infrastructural Improvements in an amount equal to the greater of 5% of Gross Operating Proceeds or the Partnership's pro rata share (with the other producers of electric energy from wind power on the Operating Site) of the payments due the BLM under the Right-of-Way Grant. For 2001, 2001 and 2003, the Partnership's easement fees were $0.2, $0.3, and $0.2 million, respectively

Interest on Purchase Notes

MCC earns interest from the Partnership on the principal balance outstanding under the Purchase Notes (from inception until January 1990, at a rate of 13% per annum and at a rate of 11% per annum thereafter). See Part III, "Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - Purchase Note Financing" for additional information. During 2001 and 2002, MCC earned $0.7 and $0.4 million, respectively, in interest on principal under the Purchase Notes from the Partnership. In 2003, MCC earned $0.1 million in interest on principal in arrears under the Purchase Notes from the Partnership.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain Beneficial Owners

To the Partnership's knowledge, no person (including a "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) is the beneficial owner of more than 5% of the Partnership's equity interests.

Ownership of Management

ZWM owns the sole general partner interest in the Partnership. ZWM also owns the substituted limited partner interest transferred by PAMC as discussed in Part III, "Item 11- EXECUTIVE COMPENSATION - Distributions" and two Units. No person who is deemed to be an executive officer or director of the Partnership owns any interest in the Partnership, ZWM, EREC or any of its subsidiaries.

Changes In Control

In March 1988, ZWMC executed a conditional resignation of its position as a General Partner, such resignation to become effective upon a material breach of any of ZWMC's agreements contained in a Letter of Understanding dated March 24, 1988 among ZWMC, EWSI, Dean Witter Reynolds Inc. and certain EWSI affiliates (the "Letter of Understanding"). It is not clear whether there was a material breach of any of ZWMC's agreements under the Letter of Understanding; however, based on a review of the Partnership's books and records, it does not appear that any affirmative steps have been taken to effectuate a resignation by ZWMC (or as of April 19, 2002, ZWM) of its position as a General Partner. Furthermore, even if a material breach of any of ZWMC's agreements under the Letter of Understanding had occurred, such a breach arguably would not result in ZWMC's resignation as a General Partner because such a resignation would breach the terms of the Partnership Agreement.

This description of the terms of ZWMC's conditional resignation is qualified in its entirety by the Letter of Understanding, including its exhibits, a copy of which was attached as Exhibit 28.1 to the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Purchase Note Financing

Prior to maturity on December 31, 2002, the Purchase Notes were payable in equal semi-annual installments of principal and interest over 18 years, commencing in 1984. Interest was accrued from 1984 to January 1990 at a 13% rate per annum and at an 11% rate per annum thereafter. At December 31, 2001, approximately $9.9 million, including $5.4 million of accrued interest was due to MCC under the Purchase Notes. During 2001, 2002 and 2003, the Partnership made principal payments to MCC on the Purchase Notes of $2.1, $3.5 and $0.6 million, respectively. At December 31, 2002, approximately $6.7 million, including $5.7 million of accrued interest, respectively, was due to MCC under the Purchase Notes, while at December 31, 2003, approximately $6.3 million, including $ 5.8 million of accrued interest, was due to MCC under the Purchase Notes, which were then in arrears. The Partnership is in default of the Purchase Notes. Upon notice of default, MCC has a right to foreclose against its security interest in the assets of the Partnership, including the Windsystem. As of the date of filing of this report, MCC has not notified the Partnership of its intent to foreclose on its security interest. See Part II, "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources" for additional information.

Management of the Windsystem

Under the Management Agreement, EWS is obligated to exercise due diligence in performing its duties and obligations. EWS's duties and obligations include, but are not limited to: (1) representing the Partnership in its dealings with SCE,
(2) collecting all revenues from SCE, (3) disbursing funds to cover necessary operating costs, including without limitation, repairs and maintenance, easements, property taxes, debt service and insurance, (4) hiring and supervising operating and maintenance personnel, (5) causing the Turbines to be maintained in good condition and repair, (6) complying with any orders or obligations imposed by any governmental agency with jurisdiction, unless the Partnership instructs to the contrary, (7) investigating all accidents or damage relating to the ownership, operation or maintenance of the Turbines or infrastructural facilities, (8) enforcing warranty and insurance claims associated with the Turbines, the infrastructural facilities and components thereof, (9) complying with the Right-of-Way Grant operating conditions and requirements, (10) operating, maintaining and repairing the infrastructural facilities, (11) maximizing production of electric power, (12) using best efforts to ensure costs and expenses are reasonable and competitive with those of unaffiliated third parties, (13) providing quarterly accounting and operating reports, and (14) performing other services, in its reasonable judgment, that it may deem necessary.

As compensation for its services under the Management Agreement, EWS receives a management fee of 2% of the Partnership's Gross Operating Proceeds. Under the Management Agreement, EWS is entitled to be reimbursed for 115% of the maintenance costs, including labor and material costs that it incurs in the performance of services including services by third parties. See Part III, "Item
11. EXECUTIVE COMPENSATION - Windsystem Management Fees" for additional information.

During 2002 and 2003, Eric D. Gadd was Chief Executive Officer and President of EWS. During 2003, Robert Semple was Managing Director of EWS. During 2002, the Partnership made payments under the Management Agreement to or on behalf of EWS in an aggregate amount of approximately $0.9 million. During 2003, the Partnership made payments under the Management Agreement to or on behalf of EWS in an aggregate amount of approximately $1.0 million. During 2004, the Partnership estimates that payments under the Management Agreement to or on behalf of EWS will be approximately $1.0 million in the aggregate. See Part I, "Item 1 -- BUSINESS -- Operation and Maintenance Service".

Wind Park Easement Agreement

The Partnership uses a portion of the Operating Site and the Infrastructural Improvements pursuant to the Wind Park Easement Agreement. Under the Wind Park Easement Agreement, Mesa charges the Partnership rental fees in an amount equal to the greater of 5% of Gross Operating Proceeds or the Partnership's pro rata share (with the other producers of electric energy from wind power on the Operating Site) of the payments due the BLM under the Right-of-Way Grant.

Effective January 1, 1996, the BLM changed the annual rental payment due under the Right-of-Way Grant to a flat rent of $79,000. ZPI and ZPII are each charged a pro rata share of the $79,000 in accordance with the Wind Park Easement Agreement based on their ratios of aggregated rated capacity of the turbines installed on the Operating Site. Rental payments may be adjusted by the BLM annually to reflect any change in the fair rental value of the Operating Site, which could result in revised easement payments by the Partnership to Mesa.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees for professional audit services rendered to the Partnership by Hein & Associates LLP for the fiscal years ended December 31, 2001, 2002 and 2003 were approximately $35,000 in total. The Partnership did not pay to Hein & Associates LLP any audit-related fees, tax fees or other fees during the aforementioned periods. The board of directors of EREC pre-approves all audit and non-audit services provided by Hein & Associates LLP to the Partnership.

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a).1     Financial Statements

          Balance Sheets at December 31, 2003, 2002 and 2001

          Statements of Operations for the years ended December 31, 2003, 2002 and 2001

          Statements of Changes in Partners' Capital (Deficit) for the years ended December 31, 2003, 2002 and 2001

          Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

          Notes to Financial Statements


(a).2     Exhibits


 Number                   Description

3.1 First Amended and Restated Certificate and Agreement of Limited Partnership of Zond-PanAero Windsystem Partners I (Incorporated by reference from Exhibit A to the Partnership's Registration Statement on Form 10 dated April 29, 1985).

3.2 First Amendment to First Amended and Restated Certificate dated as of June 27, 1988 (Incorporated by reference from Exhibit 3.2 to the Partnership's Annual Report on Form 10-K (File No. 0-13510) for the fiscal year ended December 31, 1988).

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

10.2 Right-of-Way Grant (Serial No. CA-11688-A) issued by the Bureau of Land Management of the United States Department of the Interior to PanAero and assigned to Mesa (Incorporated by reference from Exhibit C to the Partnership's Registration Statement on Form 10 dated April 29, 1985); as amended by the Decision of the United States Department of the Interior Bureau of Land Management dated December 19, 2002.

10.3 Wind Park Easement Agreement dated as of September 7, 1984, between Mesa and the Partnership; Amendment to Wind Park Easement Agreement dated as of November 28, 1984 (Incorporated by reference from Exhibit D to the Partnership's Registration Statement on Form 10 dated April 29, 1985).

10.4 Windsystem Management Agreement dated July 27, 1988, between EWS and the Partnership, and First Amendment to Windsystem Management Agreement, (Incorporated by reference from Exhibit 10.5 to the Partnership's Annual Report on Form 10-K (File No. 0-13510) for the fiscal year ended December 31, 1988).

10.5 Second Amendment to Windsystem Management Agreement between EWS and the Partnership (Incorporated by reference from Exhibit 10.5 to the Partnership's Annual Report on Form 10-K (File No. 0-13510) for the fiscal year ended December 31, 1989).

10.6 Purchase Note and Security Agreement dated as of November 26, 1984, between MCC and the Partnership (Incorporated by reference from Exhibit G to the Partnership's Registration Statement on Form 10 dated April 29,
        1985).

10.7 First Amendment to Purchase Note and Security Agreement dated as of November 7, 1989, between MCC and the Partnership (Incorporated by reference from Exhibit 10.7 to the Partnership's Annual Report on Form 10-K (File No. 0-13510) for the fiscal year ended December 31, 1989).

10.8 Agreement Addressing Renewable Energy Pricing and Payment Issues dated as of August 22, 2001 between Mesa and SCE (Incorporated by reference from Exhibit 99.1 to the Partnership's Current Report on Form 8-K dated November 25, 2003).

31.1    Rule 13a-14(a) Certification of Eric D. Gadd

31.2    Rule 13a-14(a) Certification of Eric D. Gadd

31.3    Rule 13a-14(a) Certification of Mary H. Cilia

31.4    Rule 13a-14(a) Certification of Mary H. Cilia

32.1    Section 1350 Certification of Eric D. Gadd

32.2    Section 1350 Certification of Mary H. Cilia


(b) Reports on Form 8-K

      Current Report on Form 8-K filed November 14, 2003; Item 5

      Current Report on Form 8-K filed November 25, 2003; Item 5; Unaudited
          Financial and Business Information for the fiscal year ended December 31, 2001

      Current Report on Form 8-K filed December 19, 2003; Item 5; Unaudited
          Financial and Business Information for the fiscal year ended December 31, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Zond-PanAero Windsystem Partners I

                                       By:  Zond Windsystems Management LLC,
                                       General Partner

                                       By:  /s/ Eric D. Gadd
                                            ----------------
                                       Eric D. Gadd
                                       Chief Executive Officer
                                       -----------------------

                                       May 10, 2004
                                       ------------




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                         Title                                     Date

By:   /s/ Eric D. Gadd                 Chief Executive Officer of Zond                May 10, 2004
    -------------------------          Windsystems Management LLC, the
          Eric D. Gadd                 General Partner of Zond-PanAero
                                       Windsystem Partners I and Director
                                       of Enron Renewable Energy Corp.

By:  /s/ Mary H. Cilia                 Chief Financial Officer of Zond                May 10, 2004
    -------------------------          Windsystems Managment LLC, the
         Mary H. Cilia                 General Partner of Zond-PanAero
                                       Windsystem Partners I

By:   /s/ Robert Semple                Director of Enron Renewable Energy             May 10, 2004
    -----------------------            Corp.
           Robert Semple



                                  Exhibit Index

Number                   Description

3.1 First Amended and Restated Certificate and Agreement of Limited Partnership of Zond-PanAero Windsystem Partners I (Incorporated by reference from Exhibit A to the Partnership's Registration Statement on Form 10 dated April 29, 1985).

3.2 First Amendment to First Amended and Restated Certificate dated as of June 27, 1988 (Incorporated by reference from Exhibit 3.2 to the Partnership's Annual Report on Form 10-K (File No. 0-13510) for the fiscal year ended December 31, 1988).

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

10.2* Right-of-Way Grant (Serial No. CA-11688-A) issued by the Bureau of Land Management of the United States Department of the Interior to PanAero and assigned to Mesa (Incorporated by reference from Exhibit C to the Partnership's Registration Statement on Form 10 dated April 29, 1985); amended by Decision of the United States Department of the Interior Bureau of Land Management dated December 19, 2002.

10.3 Wind Park Easement Agreement dated as of September 7, 1984, between Mesa and the Partnership; Amendment to Wind Park Easement Agreement dated as of November 28, 1984 (Incorporated by reference from Exhibit D to the Partnership's Registration Statement on Form 10 dated April 29, 1985).

10.4 Windsystem Management Agreement dated July 27, 1988, between EWS and the Partnership, and First Amendment to Windsystem Management Agreement, (Incorporated by reference from Exhibit 10.5 to the Partnership's Annual Report on Form 10-K (File No. 0-13510) for the fiscal year ended December 31, 1988).

10.5 Second Amendment to Windsystem Management Agreement between EWS and the Partnership (Incorporated by reference from Exhibit 10.5 to the Partnership's Annual Report on Form 10-K (File No. 0-13510) for the fiscal year ended December 31, 1989).

10.6 Purchase Note and Security Agreement dated as of November 26, 1984, between MCC and the Partnership (Incorporated by reference from Exhibit G to the Partnership's Registration Statement on Form 10 dated April 29,
       1985).

10.9 First Amendment to Purchase Note and Security Agreement dated as of November 7, 1989, between MCC and the Partnership (Incorporated by reference from Exhibit 10.7 to the Partnership's Annual Report on Form 10-K

       (File  No. 0-13510) for the fiscal year ended December 31, 1989).

10.10 Agreement Addressing Renewable Energy Pricing and Payment Issues dated as of August 22, 2001 between Mesa and SCE (Incorporated by reference from Exhibit 99.1 to the Partnership's Current Report on Form 8-K dated November 25, 2003).

31.1*  Rule 13a-14(a) Certification of Eric D. Gadd

31.2*  Rule 13a-14(a) Certification of Eric D. Gadd

31.3*  Rule 13a-14(a) Certification of Mary H. Cilia

31.4*  Rule 13a-14(a) Certification of Mary H. Cilia

32.1*  Section 1350 Certification of Eric D. Gadd

32.2*  Section 1350 Certification of Mary H. Cilia

* Filed with this report

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                              FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


Independent Auditor's Report

Balance Sheets at                                                            F-1
December 31, 2003, 2002 and 2001

Statements of Operations for the years ended                                 F-2
December 31, 2003, 2002 and 2001

Statements of Changes in Partners' Capital (Deficit) for the years ended     F-3
December 31, 2003, 2002 and 2001

Statements of Cash Flows for the years ended                                 F-4
December 31, 2003, 2002 and 2001

Notes to Financial Statements                                                F-5

                          INDEPENDENT AUDITOR'S REPORT


To Zond PanAero Windsystem Partners I:


We have audited the accompanying balance sheet of Zond PanAero Windsystem Partners I (the "Partnership") as of December 31, 2003, 2002 and 2001 and the related statements of operations, Partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2003, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in note 2 to the financial statements, the Partnership has not had sufficient cash flows from operations to make payments of scheduled principal and interest on outstanding debt, certain agreements relating to the Partnership's ability to generate electricity expire in 2004 and 2005, and the Partnership has been notified of a curtailment of electrical production beginning April 13, 2004 by Southern California Edison. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



HEIN & ASSOCIATES LLP

Houston, Texas
April 14, 2004

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                             (Dollars in thousands)





                                              December 31, 2003      December 31, 2002     December 31, 2001
                                             ---------------------   -------------------   ------------------
 Assets
 Current assets:
   Cash and cash equivalents                  $             2,125     $             472      $            83
   Accounts receivable                                          -                   105                   -
   Accounts receivable from related party                     921                   813                1,320
   Other current assets                                        40                    39                   41
                                             ---------------------   -------------------   ------------------
 Total current assets                                       3,086                 1,429                1,444
                                             ---------------------   -------------------   ------------------

 Property, Plant and Equipment
   Buildings                                                   98                    98                   98
   Plant and equipment                                     49,561                49,561               49,561
   Less - accumulated depreciation                        (47,218)              (44,723)             (42,228)
                                             ---------------------   -------------------   ------------------
 Property, Plant and Equipment, net                         2,441                 4,936                7,431
                                             ---------------------   -------------------   ------------------
       Total assets                           $             5,527     $           6,365                8,875
                                             =====================   ===================   ==================

 Liabilities and partners' deficit
 Current liabilities:
    Accounts payable and accrued expenses     $              392      $              68                  128
    Accounts payable to related party                        255                    547                  250
    Current portion of notes payable
       to related party                                      458                  1,008                4,497
    Accrued interest to related party                      5,804                  5,718                5,442
                                              --------------------   -------------------   ------------------
 Total current liabilities                                 6,909                  7,341               10,317
                                              ====================   ===================   ==================

  Partners deficit
   General partner                                            (6)                    (4)                  (6)
   Limited partners                                       (1,951)                (1,549)              (2,011)
   Substituted limited partner (Note 1)                       (6)                    (4)                  (6)
   Contributed capital                                       581                    581                  581
                                               ------------------    --------------------- ------------------
      Total partners' deficit                             (1,382)                  (976)              (1,442)
                                               ------------------    --------------------- ------------------

      Total liabilities and partners'
         deficit                                -----------------    --------------------- ------------------
                                                     $ 5,527                      6,365                8,875
                                               ==================    ===================== ==================




The accompanying notes are an integral part of the financial statements.

                                                                  F-1

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
    (Dollars in thousands, except per Unit value, which is in whole dollars)






                                                                   For the years ended,
                                            --------------------------------------------------------------
                                            December 31, 2003      December 31, 2002   December 31, 2001
                                            --------------------   ------------------  -------------------
Revenue:
  Sale of electricity                        $          3,858      $           4,814   $           4,317
  Other income                                              6                     41                 136
                                            --------------------   ------------------  -------------------
Total revenue                                           3,864                  4,855               4,453

Costs and expenses:
  Depreciation                                          2,495                  2,495               2,497
  Interest expense                                         86                    376                 689
  Property taxes                                           79                     72                 168
  Easement fees to related party                          188                    261                 170
  Management fees to
     related party                                         75                    104                  68
  Maintenance and other operating costs
     to related and other parties                         927                    850                 958
  Insurance costs                                         269                    222                  87
  Other operating costs                                   151                      9                  24
                                            --------------------   ------------------  -------------------
Total costs and expenses                                4,270                  4,389               4,661
                                            --------------------   ------------------  -------------------
Net income                                  $            (406)     $             466   $            (208)
                                            ====================   ==================  ===================
Net income per Unit                         $            (341)     $             392   $            (175)
                                            ====================   ==================  ===================
Number of outstanding Limited
   Partner Units                            $           1,190      $           1,190   $           1,190
                                            ====================   ==================  ===================





The accompanying notes are an integral part of the financial statements.

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                             (Dollars in thousands)







                                              For the years ended December 31, 2003, 2002 and 2001

                                                                               Substituted
                                                                                 Limited      Contributed
                                                    General        Limited        Partner        Capital
                                      Total         Partner       Partners       (Note 1)       (Note 4)
                                 -------------- -------------- -------------- -------------- --------------
                                    100.00%          0.50%         99.00%          0.50%
                                 -------------- -------------- -------------- -------------- --------------

Balances at December 31, 2000           (1,234)           (5)      (1,805)             (5)            581

Net (loss)                                (208)           (1)        (206)             (1)              -
                                 -------------- -------------- -------------- -------------- --------------

Balances at December 31, 2001           (1,442)           (6)      (2,011)             (6)            581

Net income                                 466             2          462               2               -
                                 -------------- -------------- -------------- -------------- --------------
Balances at December 31, 2002             (976)           (4)      (1,549)             (4)            581

Net (loss)                                (406)           (2)        (402)             (2)              -
                                 -------------- -------------- -------------- -------------- --------------
Balances at December 31, 2003       $   (1,382) $         (6)  $   (1,951)    $        (6)   $        581
                                 ==========================================================================







The accompanying notes are an integral part of the financial statements.

                                                                  F-3

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)






                                                                                      For the years ended,
                                                       -----------------------------------------------------------------------------
                                                             December 31, 2003          December 31, 2002     December 31, 2001
                                                       -------------------------  ------------------------  ------------------------
Cash Flow From Operating Activities:

Net loss                                               $                  (406)                       466                 (208)

Reconciliation of net income (loss) to net cash provided by operating activities:


Depreciation                                                             2,495                      2,495                2,497

Changes in operating assets and liabilities
  Accounts receivable                                                      105                       (105)                   -
  Accounts receivable from related party                                  (108)                       507               (1,021)
  Prepaid insurance and other                                               (1)                         2                   11
  Accounts payable and accrued expenses                                    324                        (60)                 102
  Amount payable to related party                                         (292)                       297                   81
   Accrued interest payable to related party                                86                        276                  689
                                                       -------------------------  ------------------------  ------------------------
Net cash provided by operating activities                                2,203                      3,878                2,151

Cash flows used in financing activities:

 Principal payments on notes payable to related party                     (550)                    (3,489)              (2,085)
                                                       -------------------------  ------------------------  ------------------------
Net increase in cash and cash equivalents                                1,653                        389                   66

Cash and cash equivalents at beginning of the period                       472                         83                   17
                                                       -------------------------  ------------------------  ------------------------
Cash and cash equivalents at end of period              $                2,125    $                   472   $               83

                                                       =========================  ========================  ========================

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                $                    -    $                   99     $               -






The accompanying notes are an integral part of the financial statements.

                                                                  F-4

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - THE PARTNERSHIP

Introduction

Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership"), was formed on June 29, 1984, to purchase, own and operate a system of 300 Vestas Energy A/S Model V-15 wind turbine electric generators (the "Turbines"). The Turbines, together with certain infrastructural improvements (the "Infrastructural Improvements") which are owned by Mesa Wind Developers ("Mesa"), a joint venture between Enron Wind Systems, Inc. ("EWSI") and an affiliate of PanAero Corporation ("PanAero"), form an integrated electric power generating facility (the "Windsystem") with a rated capacity of 19.5 megawatts in the San Gorgonio Pass area of the San Bernardino Mountains near Palm Springs, California (the "Operating Site"). EWSI is a developer and operator of commercial wind-powered electric generating facilities and PanAero is a wind resources development company. On January 3, 1997, EWSI's parent, Zond Corporation, became a wholly-owned subsidiary of Enron Renewable Energy Corp., which is wholly-owned by Enron Corp. ("Enron"). In May 1997, the name of Zond Corporation was changed to Enron Wind Corp. ("EWC").

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

Substituted Limited Partner

PanAero Management Corporation ("PAMC"), a California corporation wholly-owned by PanAero, formerly served as a general partner of the Partnership (together with ZWMC, the "Former General Partners"). In June 1988, the Partnership solicited a vote by proxy of the Limited Partners to remove PAMC as a general partner. Pursuant to that vote, PAMC was converted to a substituted limited partner. Although the term "Substituted Limited Partner" is defined in the Partnership Agreement as any individual, partnership, corporation, trust or other entity admitted to the Partnership as a Limited Partner pursuant to transfer provisions under the Partnership Agreement, the term substituted limited partner is used in the accompanying financial statements in reference to the substituted limited partner interest created by the removal of PAMC as a general partner. Under an Agreement of Settlement and Mutual Releases (the "Settlement Agreement") executed on June 26, 2000, PAMC agreed to transfer its substituted limited partner interest in the Partnership to ZWMC.

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

Following the sale to GEPS, new management was appointed to manage and operate the Partnership, and ZWM's principal executive offices were moved to 1400 Smith Street, Houston, Texas 77002 and subsequently were moved to 1221 Lamar Street, Suite 1600, Houston, Texas 77010. Eric D. Gadd was appointed President and Chief Executive Officer of ZWM on September 26, 2002. Mary H. Cilia was appointed Chief Financial Officer and Treasurer of ZWM on May 3, 2004.

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

In April 2003, EWS entered into an agreement (the "O&M Agreement") with SeaWest Asset Management Services, LLC ("SeaWest") to provide certain operation and maintenance services relating to the Windsystem for a 5-year period ending on May 10, 2008. If EWS terminates the O&M Agreement prior to the end of its stated term, EWS may be required to pay certain agreed demobilization fees to SeaWest. If EWS is required to pay such fees, EWS may attempt to seek recovery from the Partnership of some or all of the amount of such fees pursuant to the terms of the Management Agreement. Management currently estimates that the amount of the demobilization fee, if any, for which EWS would seek recovery from the Partnership would not be in excess of approximately $100,000 at December 31, 2004, with the amount of such demobilization fee declining as of May 10 of each subsequent year until contract expiration.

Substantial Transactions and Operating Agreements

The accompanying financial statements include substantial transactions with related parties. These transactions are further described in Notes 3 and 4.

A summary of the major operating agreements entered into by the Partnership, directly or indirectly, is set forth below:

(1) The Partnership sells the electricity produced by the Turbines to Southern California Edison Company ("SCE"), pursuant to a power purchase and sales agreement (the "Power Agreement"). The Power Agreement was originally entered into between SCE and PanAero in April 1982 and covers an aggregate of 29.9 megawatts of generating capacity. PanAero assigned the Power Agreement to Mesa in July 1984. Mesa subsequently assigned the portion of the Power Agreement that covers the aggregate rated capacity of the Turbines (19.5 megawatts), to the Partnership until December 31, 2004. The remaining 10.4 megawatts of generating capacity available under the Power Agreement was assigned by Mesa to Zond-PanAero Windsystem Partners II, a California Limited Partnership ("ZPII"), whose general partner is an affiliate of the General Partner. SCE purchases electricity produced by the Turbines at a price equal to the greater of 89% of SCE's "Cost of Energy" (as defined in the Power Agreement) or a fixed minimum price of $.102 per kilowatt hour ("kWh"), with the limitation that when 89% of SCE's Cost of Energy exceeds $.20 kWh, the price per kWh paid by SCE will be limited to $.20 per kWh plus 70% of the difference between 89% of SCE's Cost of Energy and $.20 per kWh. During 2001, 2002 and 2003, the Partnership earned $.102 per kWh of electricity delivered to SCE. Absent an extension of the assignment of rights under the Power Agreement, the Partnership will not have the ability to sell power to SCE subsequent to December 31, 2004. See
     Note 2 for additional information.

(2) Since July 1988, the Partnership has contracted with EWS (or its predecessor) for the operation and maintenance of the Turbines and the performance of certain ancillary management services, such as collection of revenues from SCE and the administration and payment of all Partnership expenses. Under the provisions of the Management Agreement, the Partnership pays a management fee of 2% of "Gross Operating Proceeds", which are defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues. Under the Management Agreement, EWS is entitled to be reimbursed for 115% of the maintenance costs, including labor and material costs that it incurs in the performance of services including services performed by third parties. See Note 5.

(3) The Operating Site is situated on two adjoining parcels of land, consisting of approximately 440 acres, located in the San Gorgonio Pass area of the San Bernardino Mountains approximately 16 miles northwest of Palm Springs, California. The Partnership uses the Infrastructural Improvements and a portion of the Operating Site pursuant to a 20-year easement granted by Mesa under the terms of a Wind Park Easement Agreement dated as of September 7, 1984, as amended (the "Wind Park Easement Agreement"). Mesa has rights to develop wind energy resources at the Operating Site, which includes the Infrastructural Improvements, under a right-of-way grant (the "Right-of-Way Grant") from the United States Bureau of Land Management ("BLM"). The primary term of the Right-of-Way Grant expired on January 26, 2003. On December 19, 2002, the Right-of-Way Grant was extended for a ten-year period commencing on January 27, 2003; however, the Wind Park Easement Agreement terminates on December 31, 2004. See Note 2 for additional information.

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

Cash Distributions

The Partnership distributes cash in accordance with the terms of the Partnership Agreement. Due to less-than-projected operating results, the Partnership has not distributed any cash to the General Partner, Limited Partners, Dean Witter Reynolds Inc. as a special limited partner, the Former General Partners or the substituted limited partners during any fiscal year other than 1985, in which the Partnership distributed an aggregate of approximately $158,000 to the Limited Partners and $2,000 to the Former General Partners. Under the Purchase Notes, the Partnership cannot make cash distributions to its partners unless certain cash reserve balances are maintained, no events of default exist, and certain ratio tests are met. The Partnership has not met these criteria since

1985 and did not make any cash distributions to its partners during 2001, 2002, or 2003

NOTE 2 - GOING CONCERN

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

1. As discussed in Note 4, the Partnership has not had sufficient cash flows from operations to make scheduled payments of principal and interest on the outstanding Purchase Notes. Accordingly, the Partnership is in default of the Purchase Notes. Upon notice of default, MCC has a right to foreclose against its security interests in the assets of the Partnership. As of the date of filing of this report, MCC has not notified the Partnership of its intent to foreclose on its security interest. Any such foreclosure by MCC on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

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

3. As discussed in Note 9, SCE has substantially curtailed the Partnership's electrical production from the Windsystem beginning April 13, 2004 and continuing through the date of this report due to an SCE construction project. SCE has notified the Partnership that SCE estimates that the curtailment will continue through May 17, 2004. Management expects that this curtailment will have a material adverse effect on the Partnership's cash flows and financial results of operations during the period of the curtailment and for the Partnership's 2004 fiscal year. Depending on the duration and level of the curtailment by SCE, management believes that such curtailment could have a material adverse effect on the Partnership's ability to cure existing payment defaults on the Purchase Notes and/or make payments related to costs associated with the ongoing operations of the Windsystem.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Partnership's accounting records are maintained on the basis used for federal income tax reporting purposes. For purposes of filing with the Securities and Exchange Commission, the accounting records have been adjusted to reflect accounting principles generally accepted in the United States of America ("GAAP").

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

The tax attributes of the Partnership's net assets flow directly to each individual partner. Individual partners will have different investment bases depending upon the timing and prices of acquisition of Partnership units. Further, each partner's tax accounting, which is partially dependent upon their individual tax position, may differ from the accounting followed in the financial statements. Accordingly, there could be significant differences between each individual partner's tax basis and their proportionate share of the net assets reported in the financial statements. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", requires disclosure by a publicly held partnership of the aggregate difference in the basis of its net assets for financial and tax reporting purposes. However, the Partnership does not have access to information about each individual partner's tax attributes in the Partnership, and the aggregate tax basis cannot be readily determined. In any event, management does not believe that, in the Partnership's circumstances, the aggregate difference would be meaningful information.

Cash Equivalents

Cash equivalents are considered to be all highly liquid investments purchased with an original maturity of three months or less.

Depreciation

The Turbines are recorded at cost and are being depreciated on the straight-line method over a twenty-year life. Capitalized improvements and the building are being depreciated on a straight-line method over a fifteen-year life. Expenditures that materially increase the useful lives of assets are capitalized, while ordinary maintenance and repairs are charged to operations as incurred. Replacement of defective parts or expenditures designed to modify Turbines to improve their productivity are expensed as incurred.

Earnings Per Limited Partner Unit

Earnings per Limited Partner Unit are calculated based upon the number of Limited Partner units outstanding during each year.

Fair Value of Financial Instruments

For each class of financial instruments, including cash and cash equivalents, accounts receivable, prepaid insurance and other current assets, accounts payable and accrued expenses, accounts payable to related party and accrued interest to related party, the carrying amount approximates fair value because of the short maturity of those instruments.

The estimated fair value of the Partnership's note payable to related party is not materially different from its carrying amount. The fair value is based on discounted present value cash flows using the Partnership's current borrowing rate.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Electricity Sales and Significant Customer

Power generated by the Windsystem is recognized as revenue upon delivery of power to SCE at prices as defined in the Power Agreement. All power produced is sold to SCE under contracts that expire on December 31, 2004. See Note 2.

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

At December 31, 2001, approximately $9.9 million, including $5.4 million of accrued interest was due to MCC under the Purchase Notes. At December 31, 2002, approximately $6.7 million, including $5.7 million of accrued interest, respectively, was due to MCC under the Purchase Notes, while at December 31, 2003, approximately $6.3 million, including $ 5.8 million of accrued interest, was due to MCC under the Purchase Notes, which were then in arrears.

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

NOTE 5 - TRANSACTIONS WITH RELATED PARTIES

In addition to the Purchase Notes (See Note 4 above) the Partnership had amounts payable to MCC, EWS and Painted Hills Wind Developers, respectively. Amounts payable to Mesa include easement fees and other miscellaneous expenses related to Windsystem operations. Amounts payable to EWS include management fees and other miscellaneous expenses related to Windsystem operations. Amounts payable to Painted Hills Wind Developers are specific to a deposit that was incorrectly deposited into a Partnership account. Such amounts are unsecured and non-interest bearing.

The Partnership has the following related party transactions and relationships:

(1) Mesa assigned easement rights to a portion of the Operating Site and granted rights to use the Infrastructural Improvements to the Partnership under the Wind Park Easement Agreement (See Note 1 above). The Partnership incurred $0.2 million, $0.3 million and $0.2 million in easement fees during 2003, 2002 and 2001, respectively, pursuant to the Wind Park Easement Agreement.

(2) The Partnership contracted with EWSI to operate and maintain the Turbines and to perform certain management and administrative services under the Management Agreement (See Note 1 above). The Partnership incurred expenses of $0.9 million, $0.9 million and $1.0 million during 2003, 2002 and 2001, respectively, pursuant to the Management Agreement.

In 1988, Mesa assigned $581,000 of receivables from the Partnership to each of its partners, EWSI and an affiliate of PanAero. EWSI subsequently forgave its $581,000 of receivables from the Partnership. This forgiveness was treated as a capital contribution in the accompanying financial statements.

NOTE 6- LITIGATION

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

FERC Investigation

In May 2003, the Federal Energy Regulatory Commission (the "FERC"), pursuant to FERC Docket No. EL03-47-000, began investigating whether the Windsystem and certain other power projects owned by Enron or its affiliates failed to meet the ownership criteria for qualifying facility ("QF") status under the Public Utility Regulatory Policies Act of 1978 ("PURPA") following Enron's acquisition of Portland General Electric Company in 1997. Under PURPA, and the applicable FERC regulations, a power project is not a QF if more than 50% of the equity interest in the project is owned by an electric utility or electric utility holding company. The Partnership and FERC Trial Staff have settled the issues under investigation and entered into a Consent Agreement dated March 10, 2004 (the "Consent Agreement"). Pursuant to the Consent Agreement, the Partnership and FERC Trial Staff agree that the Windsystem is a QF notwithstanding Enron's indirect equity interest in the Windsystem and the other contractual relationships between the Partnership and various affiliates of Enron. The Consent Agreement has been certified to the FERC by the FERC judge responsible for the case and is currently subject to approval by the FERC.

NOTE 7 - ACCOUNTING PRONOUNCEMENTS

SFAS NO 150

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments; b) Financial instruments to repurchase an entity's own equity instruments; and c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments. FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The Partnership does not expect the adoption of FAS No. 150 to have an impact on its financial position, results of operations or cash flows.

SFAS NO. 149

In April 2003, the FASB issued SFAS No. 149 (FAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FAS 149 amends and clarifies financial accounting and reporting for derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of FAS 149 will have no impact on the Partnership's financial position, results of operations or cash flows.

FAS NO. 143

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143 (FAS
143), "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This standard addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard requires us to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to adjust its present value in each subsequent period. In addition, we must capitalize an amount equal to the adjustment by increasing the carrying amount of the related long-lived asset, which is depreciated over the remaining useful life of the related asset. The Partnership adopted FAS 143 during the first quarter of 2003 and it did not have a significant effect on the Partnership's financial position, results of operations or cash flows.

FIN NO. 45

Effective January 1, 2003, the Partnership adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity's product warranty liabilities. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The adoption of this statement did not have a impact on the financial position, results of operations or cash flows of the Partnership.

FIN NO. 46

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51". ("FIN No. 46"). The interpretation requires certain variable interest entities to be consolidated by the primary beneficiary of the entity. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The Partnership does not expect the adoption of this statement to have a material impact on the financial position, results of operations or cash flows of the Partnership.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases Payable

Future annual minimum payments under non-cancelable obligations as of December 31, 2003 are $0.1 million. There are no lease obligations subsequent to December 31, 2004.

NOTE 9 - SUBSEQUENT EVENTS

SCE Curtailment

The Partnership's operation and maintenance service provider was provided notice from SCE that beginning April 13, 2004 the amount of electricity that the Windsystem could generate and deliver to SCE was being curtailed by approximately 75%. A representative from SCE explained that the curtailment action was being taken due to the re-routing of power as a result of the construction of a new power line. SCE has notified the Partnership that SCE estimates that the curtailment will continue through May 17, 2004. Management expects that this curtailment will have a material adverse effect on the Partnership's cash flows and financial results of operations during the period of the curtailment and for the Partnership's 2004 fiscal year. Depending on the duration and level of the curtailment by SCE, management believes that such curtailment could have a material adverse effect the Partnership's ability to cure existing payment defaults on the Purchase Notes and/or make payments related to costs associated with the ongoing operations of the Windsystem.

Purchase Notes

The Partnership is in default of the Purchase Notes. As of May 10, 2004, the total amount in default is $4.3 million which is comprised of interest in arrears. The principal was paid off in January of 2004. See Notes 2 and 4 for additional information.

NOTE 10 - QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial information for the years ended December 31, 2003, 2002 and 2001 is as follows:


                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                         QUARTERLY FINANCIAL INFORMATION
                             (Dollars in thousands)
                                   (Unaudited)





2003                                       First          Second       Third        Fourth
                                           Quarter        Quarter      Quarter      Quarter
                                       --------------------------------------------------------
Revenue:
  Sale of electricity                  $       675      $   1,706     $     785   $       692
  Other income                                   -              -             -             6
                                       --------------------------------------------------------
                                                675         1,706           785           698
Total revenue

Costs and expenses:
  Depreciation                                  624           624           624           623
  Interest expense                               27            28            17            14
  Property taxes                                 20            19            20            20
  Easement fees to related party                 30            44            51            63
  Management fees to
     related party                               12            18            20            25
  Maintenance and other operating costs
     to related and other parties               249           253           225           200
  Insurance costs                                67            68            67            67
  Other operating costs                           -            14            17           120
                                       --------------------------------------------------------
Total costs and expenses                      1,029         1,068         1,041         1,132

Net income                             $       (354)     $    638     $    (256)  $      (434)
                                       ========================================================

Net income per Unit                    $       (297)     $    536     $    (215)  $      (365)
                                       ========================================================

Number of outstanding Limited
   Partner Units                              1,190         1,190         1,190         1,190
                                       ========================================================


                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                         QUARTERLY FINANCIAL INFORMATION
                             (Dollars in thousands)
                                   (Unaudited)






2002                                       First          Second       Third        Fourth
                                           Quarter        Quarter      Quarter      Quarter
                                       --------------------------------------------------------
Revenue:
  Sale of electricity                  $        807      $  1,939     $   1,255   $       813
  Other income                                   40             -             1             -
                                       --------------------------------------------------------
                                                847         1,939         1,256           813
Total revenue

Costs and expenses:
  Depreciation                                  624           624           624           623
  Interest expense                              122            99            80            75
  Property taxes                                 12            21            19            20
  Easement fees to related party                 76            25             -           160
  Management fees to
     related party                               30            10             -            64
  Maintenance and other operating costs
     to related and other parties               315           103           260           172
  Insurance costs                                57            55            55            55
  Other operating costs                           -             1             -             8
                                       --------------------------------------------------------

Total costs and expenses                      1,236           938         1,038         1,177

Net income                             $       (389)     $  1,001     $     218   $      (364)
                                       ========================================================
Net income per Unit                    $       (327)     $    841     $     183   $      (306)
                                       ========================================================

Number of outstanding Limited
   Partner Units                              1,190         1,190         1,190         1,190
                                       ========================================================



                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                         QUARTERLY FINANCIAL INFORMATION
                             (Dollars in thousands)
                                   (Unaudited)







2001                                       First          Second       Third        Fourth
                                           Quarter        Quarter      Quarter      Quarter
                                       --------------------------------------------------------
Revenue:
  Sale of electricity                  $        813      $  1,342     $   1,248   $       914
  Other income                                    4             3            81            48
                                       --------------------------------------------------------
                                                817         1,345         1,329           962
Total revenue

Costs and expenses:
  Depreciation                                  624           624           623           626
  Interest expense                              181           181           136           191
  Property taxes                                 26            25            21            96
  Easement fees to related party                  -            67            70            33
  Management fees to
     related party                                -            27            28            13
  Maintenance and other operating costs
     to related and other parties               259           254           265           180
  Insurance costs                                22            22            21            22
  Other operating costs                          10             6             2             6
                                       --------------------------------------------------------

Total costs and expenses                      1,122         1,206         1,166         1,167

Net income                             $       (305)     $    139     $     163   $      (205)
                                       ========================================================
Net income per Unit                    $       (256)     $    117     $     137   $      (172)
                                       ========================================================

Number of outstanding Limited
   Partner Units                              1,190         1,190         1,190         1,190
                                       ========================================================



NOTE 11 - RECONCILIATION OF GAAP BASIS AND TAX BASIS FINANCIAL STATEMENTS:

Listed below are the reconciliations between the Partnership's tax basis financial statements and the financial statements included herein for results of operations, partners' capital (deficit) balances and total assets:


                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
         RECONCILIATION OF GAAP BASIS AND TAX BASIS FINANCIAL STATMENTS
                             (Dollars in thousands)





                                                                For the years ended December 31,
                                                        2003                   2002                   2001
                                                        ----                   ----                   ----
Tax basis Income                                  $       2,116          $       2,903          $       2,399
Tax basis depreciation less than
  GAAP depreciation                                      (2,492)                (2,492)                (2,494)
  Auditing Accrual                                            -                      -                      -
  Interest on principal in arrears                                                   -
  Other                                                     (30)                    55                   (113)
                                                  ---------------        ---------------        ----------------
GAAP basis income (loss)                          $        (406)         $         466          $        (208)
                                                  ===============        ===============        ================

Tax basis partners' income (deficit)              $       2,459                    343                 (2,559)
Cumulative tax basis income (losses)
   in excess of cumulative GAAP income (losses)          (4,422)                (1,900)                   536
GAAP basis contributed capital                              581                    581                    581
                                                  ---------------        ---------------        ----------------
GAAP basis partners' deficit                      $      (1,382)         $        (976)         $      (1,442)
                                                  ===============        ===============        ================
Tax basis total assets                            $       9,295          $       7,783          $       7,667
Cumulative tax depreciation
  (in excess of) les than GAAP depreciation              (3,768)                (1,276)                 1,216
Other                                                         -                   (142)                    (8)
                                                  ---------------        ---------------        ----------------
GAAP basis total assets                           $       5,527                  6,365                  8,875
                                                  ===============        ===============        ================
