Form 10-Q
period 2004-03-31
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 2004-05-14
CIK 767404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                       Zond-PanAero Windsystem Partners I,
                        A California Limited Partnership
                    For the three months ended March 31, 2004


                                TABLE OF CONTENTS


                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Balance Sheets at March 31, 2004 (Unaudited) and December 31, 2003.

   Unaudited Condensed Statements of Operations for the three months ended March 31, 2004 and March 31, 2003.

   Unaudited Condensed Statements of Changes in Partners' Capital (Deficit) at March 31, 2004 and December 31, 2003.

   Unaudited Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2003.

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

Item 1. FINANCIAL STATEMENTS

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)




                                                                     March 31, 2004            December 31, 2003
                                                               --------------------------- --------------------------
                                                                      (Unaudited)
             Assets
             Current assets:
              Cash and cash equivalents                         $                   376     $                 2,125
               Accounts receivable                                                   51                         -
               Accounts receivable from related party                               632                         921
               Other current assets                                                 151                          40

                                                               --------------------------- --------------------------

             Total current assets                                                 1,210                       3,086
                                                               --------------------------- --------------------------

             Property, Plant and Equipment
               Buildings                                                             98                          98
               Plant and Equipment                                               49,561                      49,561
               Less - accumulated depreciation                                  (47,842)                    (47,218)
                                                               --------------------------- --------------------------
             Property, Plant and Equipment, net                                   1,817                       2,441

                                                               --------------------------- --------------------------
                  Total assets                                  $                 3,027     $                 5,527
                                                               =========================== ==========================

             Liabilities and partners' deficit
             Current liabilities:
               Accounts payable and accrued expenses            $                   390     $                   392
               Accounts payable to related party                                    269                         255
               Current portion of notes payable
                       to related party                                              -                          458
               Accrued interest to related party                                  4,264                       5,804

                                                               --------------------------- --------------------------
             Total current liabilities                                            4,923                       6,909
                                                               --------------------------- --------------------------

             Partners' deficit
              General partner                                                        (9)                         (6)
              Limited partners                                                   (2,459)                     (1,951)
              Substituted limited partner (Note 1)                                   (9)                         (6)
              Contributed capital                                                   581                         581

                                                               --------------------------- --------------------------
                  Total partners' deficit                                        (1,896)                     (1,382)
                                                               --------------------------- --------------------------

                  Total liabilities and partners'              --------------------------- --------------------------
                    deficit                                     $                 3,027     $                 5,527
                                                               =========================== ==========================





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







                                                                      For the three months ended
                                                     -------------------------------------------------------------
                                                            March 31, 2004                 March 31, 2003
                                                     ------------------------------ ------------------------------

            Revenue - sale of electricity             $                       632    $                      675

            Costs and expenses:
              Depreciation                                                    624                           624
              Interest expense                                                  2                            27
              Property taxes                                                   70                            20
              Easement fees to related party                                   46                            30
              Management fees to
                 related party                                                 18                            12
              Maintenance and other operating costs
                 to related and other parties                                 274                           249
              Insurance costs                                                  44                            67
              Other operating costs                                            68                            67
                                                     ------------------------------ ------------------------------

            Total costs and expenses                                        1,146                         1,096
                                                     ------------------------------ ------------------------------
            Net loss                                  $                      (514)   $                     (421)
                                                     ============================== ==============================

            Net loss per Unit                         $                      (432)   $                     (354)
                                                     ============================== ==============================
            Number of outstanding Limited
               Partner Units                                                1,190                         1,190
                                                     ============================== ==============================








The accompanying notes are an integral part of the unaudited condensed financial statements.

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
         UNAUDITED CONDENSED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                             (Dollars in thousands)
                                   (Unaudited)






                                                                                                     Substituted
                                                                                                       Limited      Contributed
                                                                         General        Limited        Partner        Capital
                                                           Total         Partner       Partners       (Note 2)       (Note 5)
                                                       -------------- -------------- -------------- -------------- --------------
            Profit and loss allocation                       100.00%          0.50%         99.00%          0.50%
                                                       -------------- -------------- -------------- -------------- --------------

            Balances at December 31, 2002                      (976)            (4)         (1,549)           (4)           581

            Net loss                                           (406)            (2)           (402)           (2)            -
                                                       -------------- -------------- -------------- -------------- --------------
            Balances at December 31, 2003               $   (1,382)    $        (6)   $     (1,951)  $        (6)   $       581

            Net loss                                          (514)             (3)           (508)           (3)            -
                                                       -------------- -------------- -------------- -------------- --------------
            Balances at March 31, 2004                  $   (1,896)    $        (9)   $     (2,459)  $        (9)   $       581
                                                       ============== ============== ============== ============== ==============






The accompanying notes are an integral part of the unaudited condensed financial statements.

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)










                                                                          For the Three Months Ended
                                                                   ---------------------------------------------
                                                                      March 31, 2004         March 31, 2003
                                                                   ---------------------- ----------------------

            Cash Flow From Operating Activities:

            Net loss                                                 $             (514)    $             (354)

            Reconciliation of net loss to net cash
              provided by operating activities:

            Depreciation                                                            624                    624


            Changes in operating assets and liabilities:
              Accounts receivable                                                   (51)                   105
              Accounts receivable from related party                                289                    (79)
              Prepaid insurance and other                                          (111)                  (182)
              Accounts payable and accrued expenses                                  (2)                    66
              Amount payable to related party                                        14                    109
              Accrued interest payable to related party                          (1,540)                    27
                                                                    ---------------------- ----------------------

            Net cash (used in) provided by operating activities                  (1,291)                   316

            Cash flows used in financing activities:

              Principal payments on notes payable to related party                 (458)                    -
                                                                   ---------------------- ----------------------

              Net decrease in cash and cash equivalents                          (1,749)                   316

            Cash and cash equivalents at beginning of the period                  2,125                    472
                                                                   ---------------------- ----------------------

            Cash and cash equivalents at end of period               $              376    $               788
                                                                   ====================== ======================

            Supplemental disclosure of cash flow information:
              Cash paid during the period for interest               $            1,542    $                -





The accompanying notes are an integral part of the unaudited condensed financial statements.

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP


                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The financial statements included herein for the quarterly periods ended March 31, 2004 and 2003 have been prepared by Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Partnership, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 (Form 10-K).

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Substituted Limited Partner

PanAero Management Corporation ("PAMC"), a California corporation wholly-owned by PanAero, formerly served as a general partner of the Partnership (together with ZWMC, the "Former General Partners"). In June 1988, the Partnership solicited a vote by proxy of the Limited Partners to remove PAMC as a general partner. Pursuant to that vote, PAMC was converted to a substituted limited partner. Although the term "Substituted Limited Partner" is defined in the Partnership Agreement as any individual, partnership, corporation, trust or other entity admitted to the Partnership as a Limited Partner pursuant to transfer provisions under the Partnership Agreement, the term substituted limited partner is used in the accompanying Condensed Balance Sheets at March 31, 2004 (Unaudited) and December 31, 2003 and the Unaudited Condensed Statements of Changes in Partners' Deficit for the three months ended March 31,

2004 and for the year ended December 31, 2003 only in reference to the substituted limited partner interest created by the removal of PAMC as a general partner. Under an Agreement of Settlement and Mutual Releases (the "Settlement Agreement") executed on June 26, 2000, PAMC agreed to transfer its substituted limited partner interest in the Partnership to ZWMC.

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

Following the sale to GEPS, new management was appointed to manage and operate the Partnership, and ZWM's principal executive offices were moved to 1400 Smith Street, Houston, Texas 77002 and subsequently were moved to 1221 Lamar Street, Suite 1600, Houston, Texas 77010. Eric D. Gadd was appointed President and Chief Executive Officer of ZWM on September 26, 2002. Mary Cilia was appointed Chief Financial Officer and Treasurer of ZWM on May 3, 2004.

New Management and Financial Reports

Until its appointment, the new management of the Partnership had no material involvement with the business and operations of the Partnership. In the process of reviewing the Partnership's books and records and through conversations with prior management, it appeared to new management that the Partnership had attempted, but failed, to file with the SEC certain Partnership Securities Exchange Act of 1934 ("Exchange Act") reports for certain time periods preceding the Enron bankruptcy. The submissions of such reports into the EDGAR filing system were not accepted although prior management apparently believed the filings were made successfully. These reports consist of the Partnership's Form 10-K for the year ended December 31, 1999, the Partnership's Forms 10-Q for each of the three quarters of 2000, the Partnership's Form 10-K for the year ended December 31, 2000, and the Partnership's Forms 10-Q for the first and second quarters of 2001. These reports appear to have been prepared by prior management of the Partnership and audited or reviewed, as the case may be, by Arthur Andersen LLP. The Partnership has copies of the EDGARized version of each of such reports as well as most of the cover sheets reflecting the attempted EDGAR submissions. To date, the Partnership has not filed any of these reports with the SEC.

During 2003, current management of the Partnership reviewed the current and historical financial information available to it, but was unable to prepare quarterly and annual reports that complied with Exchange Act requirements because the Partnership had not been able to retain an independent auditor. Management believed that the fact that EWS is a debtor-in-possession under Chapter 11 of the Bankruptcy Code and the fact that it and ZWM are indirect wholly-owned subsidiaries of Enron made it extraordinarily difficult for the Partnership to find an independent auditor to replace Arthur Andersen LLP. In

2003, the Partnership decided to file quarterly and annual operating reports on Form 8-K disclosing unaudited financial and business information about the Partnership on a quarterly basis until the Partnership was able to retain an independent auditor and recommence filing periodic reports on Forms 10-K and 10-Q.

On November 5, 2003, the Partnership filed a Form 8-K with the SEC disclosing the foregoing information. Thereafter, using Form 8-K, the Partnership filed operating reports with unaudited financial and business information for the fiscal years ended December 31, 2001, 2002 and 2003, and for the fiscal quarters ended March 31, 2003, June 30, 2003 and September 30, 2003. By filing these operating reports, the Partnership publicly disclosed recent financial and business information. However, the operating reports contain unaudited financial statements and are not in compliance with the requirements of the Exchange Act. In addition, the operating reports do not cover all periods for which the Partnership failed to file periodic reports. On January 28, 2004, the Partnership retained Hein & Associates LLP as its independent accountant. On May 10, 2004, the Partnership filed with the SEC the Partnership's comprehensive Form 10-K for the fiscal years ended December 31, 2001, 2002 and 2003 and the Partnership's Forms 10-Q for each of the first three quarters of 2003.

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

In April 2003, EWS entered into an agreement (the "O&M Agreement") with SeaWest Asset Management Services, LLC ("SeaWest") to provide certain operation and maintenance services relating to the Windsystem for a 5-year period ending on May 10, 2008. If EWS terminates the O&M Agreement prior to the end of its stated term, EWS may be required to pay certain agreed demobilization fees to SeaWest. If EWS is required to pay such fees, EWS may attempt to seek recovery from the Partnership of some, or all, of the amount of such fees pursuant to the terms of the Management Agreement. Management currently estimates that the amount of the demobilization fee, if any, for which EWS would seek recovery from the Partnership would not be in excess of approximately $100,000 at December 31, 2004, with the amount of such demobilization fee declining as of May 10 of each subsequent year until contract expiration.

Substantial Transactions and Operating Agreements

The accompanying unaudited condensed financial statements include substantial transactions with related parties. These transactions are further described in Notes 4 and 5.

A summary of the major operating agreements entered into by the Partnership, directly or indirectly, is set forth below:

(1) The Partnership sells the electricity produced by the Turbines to Southern California Edison Company ("SCE"), pursuant to a power purchase and sales agreement (the "Power Agreement"). The Power Agreement was originally entered into between SCE and PanAero in April 1982 and covers an aggregate of 29.9 megawatts of generating capacity. PanAero assigned the Power Agreement to Mesa in July 1984. Mesa subsequently assigned the portion of the Power Agreement that covers the aggregate rated capacity of the Turbines (19.5 megawatts), to the Partnership until December 31, 2004. The remaining 10.4 megawatts of generating capacity available under the Power Agreement was assigned by Mesa to Zond-PanAero Windsystem Partners II, a California Limited Partnership ("ZPII"), whose general partner is an affiliate of the General Partner. SCE purchases electricity produced by the Turbines at a price equal to the greater of 89% of SCE's "Cost of Energy" (as defined in the Power Agreement) or a fixed minimum price of $.102 per kilowatt hour ("kWh"), with the limitation that when 89% of SCE's Cost of Energy exceeds $.20 kWh, the price per kWh paid by SCE will be limited to $.20 per kWh plus 70% of the difference between 89% of SCE's Cost of Energy and $.20 per kWh. During the three months ended March 31, 2003 and 2004, the Partnership earned $.102 per kWh of electricity delivered to SCE. Absent an extension of rights under the Power Agreement, the Partnership will not have the ability to sell power to SCE subsequent to December 31, 2004. See Note 3 for additional information.

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

Cash Distributions

The Partnership distributes cash in accordance with the terms of the Partnership Agreement. Due to less-than-projected operating results, the Partnership has not distributed any cash to the General Partner, Limited Partners, Dean Witter Reynolds Inc. as a special limited partner, the Former General Partners or the substituted limited partners during any fiscal year other than 1985, in which the Partnership distributed an aggregate of approximately $158,000 to the Limited Partners and $2,000 to the Former General Partners. Under the Purchase Notes, the Partnership cannot make cash distributions to its partners unless certain cash reserve balances are maintained, no events of default exist, and certain ratio tests are met. The Partnership has not met these criteria since 1985. The Partnership did not make cash distributions to its partners for the three months in the period ended March 31, 2003 or March 31, 2004.

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

      3. As discussed in Note 7 below, SCE has substantially curtailed the Partnership's electrical production from the Windsystem beginning April 13, 2004 and continuing through the date of this report due to an SCE construction project. SCE has notified the Partnership that SCE estimates that the curtailment will continue through May 17, 2004. Management expects that this curtailment will have a material adverse effect on the Partnership's cash flows and financial results of operations during the period of the curtailment and for the

            Partnership's 2004 fiscal year. Depending on the duration and level of the curtailment by SCE, management believes that such curtailment could have a material adverse effect on the Partnership's ability to cure existing payment defaults on the Purchase Notes and/or make payments related to costs associated with the ongoing operations of the Windsystem.

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

The principal portion of the Purchase Notes was paid off in January of 2004. As of March 31, 2004 there was $4.3 million of interest in arrears due on the Purchase Notes.

The Partnership's cash flows have been insufficient to make scheduled payments associated with the Purchase Notes. Under the terms of the Purchase Notes, payments made by the Partnership are applied towards principal and then towards accrued and unpaid interest. The Purchase Notes matured on December 31, 2002. As a result, all outstanding principal and unpaid interest on the Purchase Notes was due at that time. The Partnership's non-payment of interest in arrears on the Purchase Notes gives MCC the right to foreclose against its security interest in the assets of the Partnership. MCC has not notified the Partnership of its intent to foreclose on its security interests.

NOTE 5 - AMOUNTS PAYABLE TO RELATED PARTIES, NET

In addition to the Purchase Notes (See Note 4 above) the Partnership had amounts payable to Mesa (See Note 2 above) and EWS, respectively as of March 31, 2004. Amounts payable to Mesa include easement fees and other miscellaneous expenses related to Windsystem operations. Amounts payable to EWS include management fees and other miscellaneous expenses related to Windsystem operations. Such amounts are unsecured and non-interest bearing.

The Partnership has the following related party transactions and relationships:

(1) Mesa assigned easement rights to a portion of the Operating Site and granted rights to use the Infrastructural Improvements to the Partnership under the Wind Park Easement Agreement (See Note 2 above). The Partnership incurred $0.05 million in easement fees during the first quarter of 2004 as compared to $0.03 million during the first quarter of 2003 pursuant to the Wind Park Easement Agreement.

(2) The Partnership contracted with EWSI to operate and maintain the Turbines and to perform certain management and administrative services under the Management Agreement (See Note 2 above). The Partnership incurred expenses of $0.3 million during the first quarter of 2003 and 2004 pursuant to the Management Agreement.

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

NOTE 7 - SUBSEQUENT EVENTS

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

PURCHASE NOTES

The Partnership is in default of the Purchase Notes. As of May 14, 2004, the total amount in default is $4.3 million, which is comprised of interest in arrears. The terms of the Purchase Notes do not require that the Partnership pay additional interest on the accrued and unpaid interest due under the Purchase Notes. See Notes 3 and 4 for additional information.

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

Liquidity and Capital Resources

The Partnership experienced a lack of liquidity throughout the first quarter of 2004, primarily due to an ongoing shortfall in revenues from operations in comparison to the costs and expenses of operations. The Purchase Notes matured on December 31, 2002, and all of the outstanding principal and accrued and unpaid interest under the Purchase Notes was due at such time. The Partnership has not generated sufficient cash flow to pay the accrued and unpaid interest on the Purchase Notes. As a result, interest payments on the Purchase Notes in the amount of $4.3 million were in arrears at March 31, 2004. The Partnership's failure to pay on December 31, 2002 such outstanding principal and accrued interest in arrears on the Purchase Notes resulted in a default under the Purchase Notes, and such default is continuing. This continuing default gives MCC the right to foreclose against the collateral of its loans as set forth in the Purchase Notes. As of March 31, 2004 and as of the filing of this report,

MCC had not exercised its right to foreclosure under the Purchase Notes. See "Results of Operations for the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003".

The Partnership's primary source of revenues and liquidity to fund operations of the Windsystem, repay debt, administer the Partnership, and make distributions to its partners is the production and sale of electricity from the Windsystem. The Partnership's sole customer is SCE. The price paid by SCE for the electricity is contractually defined under the Power Agreement.

As of March 31, 2004, the Partnership had no current or planned commitments for capital expenditures.

Results of Operations for the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003.

For the first three months of 2004, revenues from power sales to SCE were $0.6 million. This was a decrease of $0.1 million or 6% in revenue as compared to the same period in 2003. This decrease in revenues was due to a decrease in production from the Windsystem. Costs and expenses in the first quarter of 2004 were $1.1 million, an increase of $0.1 million or 5%, as compared to 2003. This increase can mainly be attributed to an increase in property taxes. Maintenance expenses increased in 2004, as compared to 2003, due to an increase in unscheduled maintenance. Easement and Management fees increased as well, as compared to 2003. The increase is directly related to the increase in Gross Operating Proceeds received in the first quarter of 2004. During the first quarter of 2004, Gross Operating Proceeds were $0.9 million, which was an increase of $0.3 million as compared to 2003.

Overall, the Partnership reported a net loss of $0.5 million for the first quarter of 2004 as compared with a net loss of $0.4 million for the first quarter of 2003. During the first quarter of 2004, total partners' deficit increased by $0.5 million or 37% to ($1.9) million. Net loss per Unit was $432 for the first quarter of 2004 compared with a net loss per Unit of $354 for the first quarter of 2002.

Cash flows from operations decreased $1.6 million in the first quarter of 2004 as compared to 2003. This decrease was primarily due to the payment of $1.5 million in interest on the Purchase Notes on January 16, 2004. Excluding the decrease in working capital, due to the payment of accrued interest, net cash provided by operations as adjusted would have been $0.2 million, or $0.1 million less than cash flows from operations for the same period in 2003. Cash flows used in financing activities increased by $0.5 million due to principal payments made on the Purchase Notes during the three months ended March 31, 2004, while none were made during the three months ended March 31, 2003.

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

During 2003, the Partnership put into place procedures for gathering, analyzing, communicating to management, and disclosing the information the Partnership is required to disclose in the periodic reports required by the Exchange Act. In April of 2004, the Partnership formalized, in writing, its disclosure controls and procedures. The Partnership's management, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures as of March 31, 2004. Based on these evaluations, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of March 31, 2004.

During the three months ended March 31, 2004, the Partnership made no change in its internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal proceedings.

Litigation is discussed in Note 6 of the Condensed Financial Statements.

Item 2. Changes in securities and use of proceeds.

Not applicable to the Partnership.

Item 3. Defaults upon senior securities.

The Partnership is in default of the Purchase Notes. As of May 14, 2004, the total amount in default is $4.3 million, which is totally comprised of interest in arrears. The principal was paid off in January of 2004. See Notes 3 and 4 to the Financial Statements for additional information.

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

(a) Exhibits

      31.1  Rule 13a-14(a) Certification of Eric D. Gadd

      31.2  Rule 13a-14(a) Certification of Mary H. Cilia

      32.1  Section 1350 Certification of Eric D. Gadd

      32.2  Section 1350 Certification of Mary H. Cilia

(b) Reports on Form 8-K

            Current Report on Form 8-K dated January 28, 2004; Item 4 and Item 5; Unaudited Financial and Business Information for the fiscal quarters ended March 31, 2003, June 30, 2003, and September 30, 2003

            Current Report on Form 8-K filed March 30, 2004; Item 5; Unaudited Financial and Business Information for the fiscal year ended December 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Zond-PanAero Windsystem Partners I
Date: May 14, 2004
                            By:  Zond Windsystems Management LLC,
                                 General Partner

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