Form 10-Q
period 2004-06-30
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 2004-08-13
CIK 767404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       Or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the transition period from ___________________ to _______________________

                           Commission File No. 0-13510


      ZOND-PANAERO WINDSYSTEM PARTNERS I, A CALIFORNIA LIMITED PARTNERSHIP


State or other jurisdiction of incorporation or organization:  California

I.R.S. Employer Identification No: 77-0035358

Address of principal executive offices: 1221 Lamar Street, Suite 1600, Houston, Texas

Zip Code:  77010

Registrant's telephone number, including area code:  (713) 345-3582


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X    NO


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES    NO X

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                For the three and six months ended June 30, 2004

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

     Condensed  Balance  Sheets at June 30, 2004  (Unaudited)  and  December 31,
     2003.

     Unaudited Condensed Statements of Operations for the six months ended June 30, 2004 and June 30, 2003.

     Unaudited Condensed Statements of Operations for the three months ended June 30, 2004 and June 30, 2003.

     Unaudited Condensed Statements of Changes in Partners' Deficit for the six months ended June 30, 2004 and the year ended December 31, 2003.

     Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2004 and June 30, 2003.

     Notes to Unaudited Condensed Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

Item 3. Defaults Upon Senior Securities

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

                      ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)





                                                      June 30, 2004            December 31, 2003
                                                    -----------------        ---------------------
                                                       (Unaudited)
 Assets
 Current assets:
   Cash and cash equivalents                        $           442            $           2,125
   Accounts receivable from related party                     1,237                          921
   Other current assets                                          87                           40
                                                    ----------------          -------------------
 Total current assets                                         1,766                        3,086
                                                    ----------------           ------------------

 Property, Plant and Equipment
   Buildings                                                     98                           98
   Plant and Equipment                                       49,561                       49,561
   Less - accumulated depreciation                          (48,465)                     (47,218)
                                                    ----------------           ------------------
 Property, Plant and Equipment, net                           1,194                        2,441

                                                    ----------------           ------------------
      Total assets                                  $         2,960            $           5,527
                                                    ================           ==================

 Liabilities and partners' deficit
 Current liabilities:
   Accounts payable and accrued expenses            $           250            $            392
   Accounts payable to related party                             63                         255
   Current portion of notes payable
           to related party                                      -                          458
   Accrued interest to related party                          4,264                       5,804

                                                    ----------------           ------------------
 Total current liabilities                                    4,577                        6,909
                                                    ----------------           ------------------

 Partners' deficit
   General partner                                               (7)                          (6)
   Limited partners                                          (2,184)                      (1,951)
   Substituted limited partner (Note 1)                          (7)                          (6)
   Contributed Capital                                          581                          581
                                                    ----------------           ------------------
      Total partners' deficit                                (1,617)                      (1,382)
                                                    ----------------           ------------------
      Total liabilities and partners'
           deficit                                  $         2,960            $           5,527
                                                    ================           ==================




The accompanying notes are an integral part of the unaudited condensed financial statements.


                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS
    (Dollars in thousands, except per Unit value, which is in whole dollars)



                                                          For the Six Months Ended,
                                                 June 30, 2004                  June 30, 2003
                                              --------------------           --------------------
Revenue:
  Sale of electricity                         $             1,869            $             2,381
                                              --------------------           --------------------
Total revenue
                                                            1,869                          2,381
Costs and expenses:
  Depreciation                                              1,247                          1,248
  Interest expense                                              2                             55
  Property taxes                                               91                             39
  Easement fees to related party                               78                             74
  Management fees to
     related party                                             31                             30
  Maintenance and other operating costs
     to related and other parties                             460                            502
  Insurance costs                                              87                            135
  Other operating costs                                       108                             14
                                              --------------------           --------------------
Total costs and expenses                                    2,104                          2,097
                                              --------------------           --------------------
Net (loss) income                             $              (235)           $               284
                                              --------------------           --------------------
Net (loss) income per Unit                    $              (197)           $               239
                                              --------------------           --------------------
Number of outstanding Limited
   Partner Units                                            1,190                          1,190
                                              ====================           ====================



The accompanying notes are an integral part of the unaudited condensed financial statements.


                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS
    (Dollars in thousands, except per Unit value, which is in whole dollars)


                                                          For the Three Months Ended,
                                                 June 30, 2004                  June 30, 2003
                                              --------------------           --------------------
Revenue:
  Sale of electricity                         $             1,238            $             1,706
                                              --------------------           --------------------
Total revenue
                                                            1,238                          1,706
Costs and expenses:
  Depreciation                                                623                            624
  Interest expense                                             -                              28
  Property taxes                                               20                             19
  Easement fees to related party                               32                             44
  Management fees to
     related party                                             13                             18
  Maintenance and other operating costs
     to related and other parties                             186                            253
  Insurance costs                                              44                             68
  Other operating costs                                        38                             14
                                              --------------------           --------------------
Total costs and expenses                                      956                          1,068
                                              --------------------           --------------------
Net income                                    $               282            $               638
                                              --------------------           --------------------
Net income per Unit                           $               237            $               536
                                              --------------------           --------------------
Number of outstanding Limited
   Partner Units                                            1,190                          1,190
                                              ====================           ====================



The accompanying notes are an integral part of the unaudited condensed financial statements.


                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
          UNAUDITED CONDENSED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                             (Dollars in thousands)



                                                                                         Substituted
                                                                                           Limited      Contributed
                                                              General        Limited        Partner        Capital
                                               Total          Partner       Partners       (Note 1)       (Note 5)
                                           --------------  --------------   ------------ -------------- --------------
Profit and loss allocation                     100.00%         0.50%           99.00%         0.50%
                                           --------------  --------------   ------------ -------------- --------------

Balance at December 31, 2002                        (976)             (4)        (1,549)            (4)           581

Net loss                                            (406)             (2)          (402)            (2)            -
                                           --------------  --------------   ------------ -------------- --------------

Balance at December 31, 2003                      (1,382)             (6)        (1,951)            (6)           581


Net loss (Unaudited)                                (235)             (1)          (233)            (1)            -
                                           --------------  --------------   ------------ -------------- --------------

Balance at June 30, 2004 (Unaudited)       $      (1,617)    $        (7)   $    (2,184) $          (7) $         581
                                           ==============  ==============   ============ ============== ==============





The accompanying notes are an integral part of the unaudited condensed financial statements.



                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)



                                                                          For the Six Months Ended,
                                                                June 30, 2004                  June 30, 2003
                                                             -------------------            -------------------

Cash Flow From Operating Activities:

Net (loss) income                                            $             (235)           $               284

Reconciliation of net (loss) income to net cash (used) provided by operating activities:

Depreciation                                                              1,247                          1,248

Changes in operating assets and liabilities:
  Accounts receivable                                                        -                             105
  Accounts receivable from related party                                   (316)                          (892)
  Other current assets                                                      (47)                          (129)
  Accounts payable and accrued expenses                                    (142)                           224
  Amount payable to related party                                          (192)                           192
  Accrued interest payable to related party                              (1,540)                            55
                                                             -------------------            -------------------
  Net cash (used in) provided by operating activities                    (1,225)                         1,087

  Cash flows used in financing activities:

    Principal payments on notes payable to related party                   (458)                           -
                                                             -------------------            -------------------

    Net (decrease) increase in cash and cash equivalents                 (1,683)                         1,087

  Cash and cash equivalents at beginning of the period                    2,125                            472
                                                             -------------------            -------------------
  Cash and cash equivalents at end of period                                442                          1,559
                                                             -------------------            -------------------

  Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                               1,540                            -


The accompanying notes are an integral part of the unaudited condensed financial statements.


                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP


                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The Condensed financial statements included herein for the quarterly periods ended June 30, 2004 and 2003 have been prepared by Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Partnership, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

NOTE 2 - THE PARTNERSHIP

Introduction

The Partnership was formed on June 29, 1984 to purchase, own and operate a system of 300 Vestas Energy A/S Model V-15 wind turbine electric generators (the "Turbines"). The Turbines, together with certain infrastructural improvements (the "Infrastructural Improvements") which are owned by Mesa Wind Developers ("Mesa"), a joint venture between Enron Wind Systems, Inc. ("EWSI") and an affiliate of PanAero Corporation ("PanAero"), form an integrated electric power generating facility (the "Windsystem") with a rated capacity of 19.5 megawatts in the San Gorgonio Pass area of the San Bernardino Mountains near Palm Springs, California (the "Operating Site"). EWSI is a developer and operator of commercial wind-powered electric generating facilities and PanAero is a wind resources development company. On January 3, 1997, EWSI's parent, Zond Corporation, became a wholly-owned subsidiary of Enron Renewable Energy Corp., which is wholly-owned by Enron Corp. ("Enron"). In May 1997, the name Zond Corporation was changed to Enron Wind Corp. ("EWC").

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

Substituted Limited Partner

PanAero Management Corporation ("PAMC"), a California corporation wholly-owned by PanAero, formerly served as a general partner of the Partnership (together with ZWMC, the "Former General Partners"). In June 1988, the Partnership solicited a vote by proxy of the Limited Partners to remove PAMC as a general partner. Pursuant to that vote, PAMC was converted to a substituted limited partner. Although the term "Substituted Limited Partner" is defined in the Partnership Agreement as any individual, partnership, corporation, trust or other entity admitted to the Partnership as a Limited Partner pursuant to transfer provisions under the Partnership Agreement, the term substituted limited partner is used in the accompanying Condensed Balance Sheets at June 30, 2004 (Unaudited) and December 31, 2003 and the Unaudited Condensed Statements of Changes in Partners' Deficit for June 30, 2004 and December 31, 2003 only in reference to the substituted limited partner interest created by the removal of PAMC as a general partner. Under an Agreement of Settlement and Mutual Releases

(the "Settlement Agreement") executed on June 26, 2000, PAMC agreed to transfer its substituted limited partner interest in the Partnership to ZWMC.

Sale to General Electric

On April 10, 2002, Enron, EWC and certain of its subsidiaries, including EWSI, entered into an Amended and Restated Purchase and Sale Agreement in which such entities agreed to sell in an asset sale (the "GE Sale") their wind turbine manufacturing, operation and maintenance and construction businesses to General Electric Company, acting through its GE power systems business ("GEPS"). The GE Sale was consummated on May 10, 2002. EW and its subsidiaries retained their existing wind power projects including the indirect ownership of the general partnership interest in the Partnership. However, effective as of the sale, substantially all of the employees who had been involved in the management of the Partnership transferred to GEPS.

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

New Management and Financial Reports

Until its appointment, the new management of the Partnership had no material involvement with the business and operations of the Partnership. In the process of reviewing the Partnership's books and records and through conversations with prior management, it appeared to new management that the Partnership had attempted, but failed, to file with the SEC certain Partnership Securities Exchange Act of 1934 ("Exchange Act") reports for certain time periods preceding the Enron bankruptcy. The submissions of such reports into the EDGAR filing system were not accepted although prior management apparently believed the filings were made successfully. These reports consist of the Partnership's Form 10-K for the year ended December 31, 1999, the Partnership's Forms 10-Q for each of the three quarters of 2000, the Partnership's Form 10-K for the year ended December 31, 2000, and the Partnership's Forms 10-Q for the first and second quarters of 2001 (collectively, the "Historical Reports"). These reports appear to have been prepared by prior management of the Partnership and audited or reviewed, as the case may be, by Arthur Andersen LLP. The Partnership has copies of the EDGARized version of each of such reports as well as most of the cover sheets reflecting the attempted EDGAR submissions. In response to correspondence from the Partnership requesting guidance regarding the filing of the Historical Reports, the Partnership received a letter from the SEC dated June 16, 2004 that, among other things, stated that the Partnership should promptly file its remaining delinquent Forms 10-K and Forms 10-Q. The Partnership is currently reviewing copies of the Historical Reports. To date, the Partnership has not filed any of the Historical Reports with the SEC.

During 2003, current management of the Partnership reviewed the current and historical financial information available to it, but was unable to prepare quarterly and annual reports that complied with Exchange Act requirements because the Partnership had not been able to retain an independent auditor. At that time, management believed that the fact that EWS is a debtor-in-possession under Chapter 11 of the Bankruptcy Code and the fact that it and ZWM are indirect wholly owned subsidiaries of Enron would make it extraordinarily difficult for the Partnership to find an independent auditor to replace Arthur Andersen LLP. In 2003, the Partnership decided to file quarterly and annual operating reports on Form 8-K disclosing unaudited financial and business information about the Partnership on a quarterly basis until the Partnership was able to retain an independent auditor and recommence filing periodic reports on Forms 10-K and 10-Q.

On November 5, 2003, the Partnership filed a Form 8-K with the SEC disclosing the foregoing information. Thereafter, using Form 8-K, the Partnership filed operating reports with unaudited financial and business information for the fiscal years ended December 31, 2001, 2002 and 2003, and for the fiscal quarters ended March 31, 2003, June 30, 2003 and September 30, 2003. By filing these operating reports, the Partnership publicly disclosed more recent financial and business information. However, the operating reports contained unaudited financial statements and were not in compliance with the requirements of the Exchange Act. In addition, the operating reports did not cover all periods for which the Partnership failed to file periodic reports. On January 28, 2004, the Partnership retained Hein & Associates LLP as its independent accountant. On May 10, 2004, the Partnership filed with the SEC the Partnership's comprehensive Form 10-K for the fiscal years ended December 31, 2001, 2002 and 2003 and the Partnership's Forms 10-Q for each of the first three quarters of 2003. On May 14, 2004, the Partnership timely filed with the SEC the Partnership's Form 10-Q for the first quarter of 2004.

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

A summary of the major operating agreements entered into by the Partnership, directly or indirectly, is set forth below:

(1) The Partnership sells the electricity produced by the Turbines to Southern California Edison Company ("SCE"), pursuant to a power purchase and sales agreement (the "Power Agreement"). The Power Agreement was originally entered into between SCE and PanAero in April 1982 and covers an aggregate of 29.9 megawatts of generating capacity. PanAero assigned the Power

     Agreement to Mesa in July 1984. Mesa subsequently assigned the portion of the Power Agreement that covers the aggregate rated capacity of the Turbines (19.5 megawatts), to the Partnership until December 31, 2004. The remaining 10.4 megawatts of generating capacity available under the Power Agreement was assigned by Mesa to Zond-PanAero Windsystem Partners II, a California Limited Partnership ("ZPII"), whose general partner is an affiliate of the General Partner. SCE purchases electricity produced by the Turbines at a price equal to the greater of 89% of SCE's "Cost of Energy" (as defined in the Power Agreement) or a fixed minimum price of $.102 per kilowatt hour ("kWh"), with the limitation that when 89% of SCE's Cost of Energy exceeds $.20 kWh, the price per kWh paid by SCE will be limited to $.20 per kWh plus 70% of the difference between 89% of SCE's Cost of Energy and $.20 per kWh. During both of the six months ended June 30, 2003 and June 30, 2004, the Partnership earned $.102 per kWh of electricity delivered to SCE. Absent an extension of rights under the Power Agreement, the Partnership will not have the ability to sell power subsequent to December 31, 2004. See Note 3 for additional information.

(2) Since July 1988, the Partnership has contracted with EWS (or its predecessor) for the operation and maintenance of the Turbines and the performance of certain ancillary management services, such as collection of revenues from SCE and the administration and payment of all Partnership expenses. Under the provisions of the Management Agreement, the Partnership pays a management fee of 2% of "Gross Operating Proceeds", which are defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues. Under the Management Agreement, EWS is entitled to be reimbursed for 115% of the maintenance costs, including labor and material costs that it incurs in the performance of services, including services performed by third parties. See Note 5 for additional information.

(3) The Operating Site is situated on two adjoining parcels of land, consisting of approximately 440 acres, located in the San Gorgonio Pass area of the San Bernardino Mountains, approximately 16 miles northwest of Palm Springs, California. The Partnership uses the Infrastructural Improvements and a portion of the Operating Site pursuant to a 20-year easement granted by Mesa under the terms of a Wind Park Easement Agreement dated as of September 7, 1984, as amended (the "Wind Park Easement Agreement"). Mesa has rights to develop wind energy resources at the Operating Site, which includes the Infrastructural Improvements, under a right-of-way grant (the "Right-of-Way Grant") from the United States Bureau of Land Management ("BLM"). The primary term of the Right-of-Way Grant expired on January 26, 2003. On December 19, 2002, the Right-of-Way Grant was extended for a ten-year period commencing on January 27, 2003; however, the Wind Park Easement Agreement terminates on December 31, 2004. See Note 3 for additional information.

     EWSI, PanAero, and their affiliates have developed and sold additional wind turbines on the Operating Site to ZPII, and Mesa has granted a similar easement to ZPII.

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

Cash Distributions

The Partnership distributes cash in accordance with the terms of the Partnership Agreement. Due to less-than-projected operating results, the Partnership has not distributed any cash to the General Partner, Limited Partners, Dean Witter Reynolds Inc. as a special limited partner, the Former General Partners or the substituted limited partners during any fiscal year other than 1985, in which the Partnership distributed an aggregate of approximately $158,000 to the Limited Partners and $2,000 to the Former General Partners. Under the Purchase Notes, the Partnership cannot make cash distributions to its partners unless certain cash reserve balances are maintained, no events of default exist, and certain ratio tests are met. The Partnership has not met these criteria since 1985. The Partnership did not make cash distributions to its partners during the six month periods ended June 30, 2003 or June 30, 2004.

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

     3. The Partnership's operation and maintenance service provider was provided notice from SCE that beginning April 13, 2004 the amount of electricity that the Windsystem could generate and deliver to SCE was being curtailed by approximately 75%. A representative from SCE explained that the curtailment action was being taken due to the re-routing of power as a result of the construction of a new power line. SCE substantially curtailed the Partnership's electrical production from the Windsystem beginning April 13, 2004 and continuing through May 17, 2004 (the "SCE Curtailment"). Historically, the second quarter of the year has been a relatively high production quarter. The SCE Curtailment resulted in lower production and correspondingly lower cash flows for the Partnership than would have been expected based upon past results. See Note 7. After making payments related to ongoing operations, the Partnership was unable to make payments of accrued interest on the Purchase Notes which are currently in default.

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

As of June 30, 2004, the principal has been fully repaid but there remains $4.3 million of interest in arrears on the Purchase Notes.

The Partnership's cash flows have been insufficient to make scheduled payments associated with the Purchase Notes. Under the terms of the Purchase Notes, payments made by the Partnership are applied towards principal and then towards accrued and unpaid interest. The Purchase Notes matured on December 31, 2002. As a result, all outstanding principal and unpaid interest on the Purchase Notes was due at that time. The Partnership's non-payment of interest in arrears on the Purchase Notes gives MCC the right to foreclose against its security interests in the assets of the Partnership. MCC has not notified the Partnership of its intent to foreclose on its security interests.

NOTE 5 - AMOUNTS PAYABLE TO RELATED PARTIES, NET

In addition to the Purchase Notes (See Note 4 above), the Partnership had amounts payable to Mesa (See Note 2 above) and EWS, respectively as of June 30, 2004. Amounts payable to Mesa include easement fees and other miscellaneous expenses related to Windsystem operations. Amounts payable to EWS include management fees and other miscellaneous expenses related to Windsystem operations. Such amounts are unsecured and non-interest bearing.

The Partnership has the following related party transactions and relationships:

(1) Mesa assigned easement rights to a portion of the Operating Site and granted rights to use the Infrastructural Improvements to the Partnership under the Wind Park Easement Agreement (See Note 2 above). The Partnership incurred $0.03 million in easement fees during the second quarter of 2004 as compared to $0.04 million during the second quarter of 2003, pursuant to the Wind Park Easement Agreement.

(2) The Partnership contracted with EWSI to operate and maintain the Turbines and to perform certain management and administrative services under the Management Agreement (See Note 2 above). The Partnership incurred expenses of $0.2 million during the second quarter of 2004 as compared to $0.3 million during the second quarter of 2003 pursuant to the Management Agreement.

In 1988, Mesa assigned $581,000 of receivables from the Partnership to each of its two general partners, EWSI and an affiliate of PanAero. EWSI subsequently forgave its $581,000 of receivables from the Partnership. This forgiveness was treated as a capital contribution in the accompanying financial statements.

NOTE 6 - LITIGATION

FERC Investigation

In May 2003, the Federal Energy Regulatory Commission (the "FERC"), pursuant to FERC Docket No. EL03-47-000, began investigating whether the Windsystem and certain other power projects owned by Enron or its affiliates failed to meet the ownership criteria for qualifying facility ("QF") status under the Public Utility Regulatory Policies Act of 1978 ("PURPA"), following Enron's acquisition of Portland General Electric Company in 1997. Under PURPA, and the applicable FERC regulations, a power project is not a QF if more than 50% of the equity interest in the project is owned by an electric utility or electric utility holding company. The Partnership and the FERC Trial Staff have settled the issues under investigation and entered into a Consent Agreement dated March 10, 2004 (the "Consent Agreement"). Pursuant to the Consent Agreement, the Partnership and the FERC Trial Staff agreed that the Windsystem is a QF notwithstanding Enron's indirect equity interest in the Windsystem and the other contractual relationships between the Partnership and various affiliates of Enron. The FERC approved the Consent Agreement effective June 2, 2004.

NOTE 7 - SUBSEQUENT EVENTS

Purchase Notes

The Partnership is in default of the Purchase Notes. MCC has not notified the Partnership of its intent to foreclose on its security interest. As of August 13, 2004, the total amount in default is $4.3 million, which is comprised entirely of interest in arrears. The terms of the Purchase Notes do not require that the Partnership pay additional interest on the accrued and unpaid interest due under the Purchase Notes. See Notes 3 and 4 for additional information.

SCE Curtailment

By letter dated June 22, 2004, Enron Wind LLC, on behalf of the sellers under the Power Agreement, issued for payment an invoice to SCE in the amount of approximately $750,000 to compensate the Partnership and ZP II for their estimated losses during the SCE Curtailment. During this period, SCE curtailed the Partnership's production of electric power by approximately 75%, resulting in the Partnership's inability to produce and sell a significant portion of electric power. Of the approximately $750,000 invoiced to SCE, approximately $482,000 represents lost revenue that otherwise would have been paid to the Partnership. To date, SCE has not responded to the demand for payment and none of the amount invoiced to SCE has yet been recorded as revenue for the Partnership. See Note 3.

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

     3. The Partnership's operation and maintenance service provider was provided notice from SCE that beginning April 13, 2004 the amount of electricity that the Windsystem could generate and deliver to SCE was being curtailed by approximately 75%. A representative from SCE explained that the curtailment action was being taken due to the re-routing of power as a result of the construction of a new power line. SCE substantially curtailed the Partnership's electrical production from the Windsystem during the period from April 13, 2004 through May 17, 2004 (the "SCE Curtailment"). Historically, the second quarter of the year has been a relatively high production quarter. The SCE Curtailment resulted in lower production and correspondingly lower cash flows for the Partnership than would have been expected based upon past results. After making payments related to ongoing operations, the Partnership was unable to make payments of accrued interest on the Purchase Notes which are currently in default.

Liquidity and Capital Resources

The Partnership experienced a lack of liquidity throughout the second quarter of 2004, primarily due to an ongoing shortfall in revenues from operations in comparison to the costs and expenses of operations. The Purchase Notes matured on December 31, 2002, and all of the outstanding principal and accrued and unpaid interest under the Purchase Notes was due at that time. The Partnership has not generated sufficient cash flow to pay the accrued and unpaid interest on the Purchase Notes. As a result, interest payments on the Purchase Notes in the aggregate amount of $4.3 million, were in arrears at June 30, 2004. The Partnership's failure to pay on December 31, 2002 such outstanding principal and accrued interest in arrears on the Purchase Notes resulted in a default under the Purchase Notes, and such default is continuing with respect to the nonpayment of accrued interest. This continuing default gives MCC the right to foreclose against the collateral of its loans as set forth in the Purchase Notes.

As of June 30, 2004 and as of the filing of this report, MCC had not exercised its right to foreclosure under the Purchase Notes. See "Results of Operations for the Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003".

The Partnership's primary source of revenues and liquidity to fund operations of the Windsystem, repay debt, administer the Partnership, and make distributions to its partners is the production and sale of electricity from the Windsystem. The Partnership's sole customer is SCE. The price paid by SCE for the electricity is contractually defined under the Power Agreement. During the second quarter of 2004, the Partnership's production and revenues were less than expected due to the SCE Curtailment.

As of June 30, 2004, the Partnership had no current or planned commitments for capital expenditures.

Results of Operations for the Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003.

For the first six months of 2004, revenues from power sales were $1.9 million, and the Windsystem produced 18.3 million kWh of electricity for sale to SCE. This was a decrease of $0.5 million or 22% in revenue and a decrease of 5.0 million kWh of electricity produced or 21% as compared to the same period in 2003. This decrease was primarily due to the SCE Curtailment.

Total costs and expenses in the first six months of 2004 and 2003 were $2.1 million. Interest expense decreased $0.05 million in the first half of 2004 as compared to the same period in 2003 due to lower average principal balances on the Purchase Notes outstanding during 2004. Property taxes increased $0.05 million in the first half of 2004 as compared to the same period in 2003 due to tax penalties related to prior periods being assessed in 2004. Maintenance expenses decreased $0.04 million in the first six months of 2004 due to a decrease in unscheduled maintenance as compared to the first six months of 2003. Insurance expenses decreased $0.05 million in the first six months of 2004 due to a decrease in premiums as compared to the same period in 2003. Other operating costs increased $0.09 million in the first six months of 2004 due to an increase in the use of outside consultants as compared to the same period in 2003.

Overall, the Partnership reported a net loss of $0.2 million for the first six months of 2004, which is a decrease of $0.5 million as compared to the first six months of 2003. During the first six months of 2004, total partners' deficit increased by $0.2 million or 17% to $1.7 million from the first six months of 2003. Net loss per Unit was $197 for the first six months of 2004 compared with a net income per Unit of $239 for the first six months of 2003.

Cash flows from operations decreased $2.3 million in the first six months of 2004 as compared to 2003. This decrease was primarily due to the payment of $1.5 million in interest on the Purchase Notes on January 16, 2004. Other factors contributing to the decrease included a net impact of unfavorable changes in working capital as well as reduced earnings in the first half of 2004 due primarily to the SCE Curtailment. Cash flows used in financing activities increased by $0.5 million due to principal payments made on the Purchase Notes during the six months ended June 30, 2004, while none were made during the six months ended June 30, 2003.

Results of Operations for the Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003.

For the three months ended June 30, 2004, revenues from power sales were $1.2 million, and the Windsystem produced 12.1 million kWh of electricity for sale to SCE for the second quarter of 2004. This was a decrease of $0.5 million or 27% in revenue and a decrease of 4.6 million kWh of electricity produced or 27% as compared to the same period in 2003. This decrease was primarily due to the SCE Curtailment.

Costs and expenses for the second quarter of 2004 were $1.0 million. This was a decrease of $0.1 million or 11%, as compared to the second quarter of 2003.

Overall, the Partnership reported net income of $0.3 million for the second quarter of 2004, which is a decrease of $0.4 million or 56% as compared to the second quarter of 2003. Net income per Unit was $237 for the second quarter of 2004 compared with a net income per Unit of $536 for the second quarter of 2003.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's management, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer has evaluated the disclosure requirements of Item 305 of Regulation S-K "Quantitative and Qualitative Disclosures about Market Risk,"and has concluded that the Partnership has no market risk sensitive instruments for which this disclosure is required.

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

During 2003, the Partnership put into place procedures for gathering, analyzing, communicating to management, and disclosing the information the Partnership is required to disclose in the periodic reports required by the Exchange Act. In April of 2004, the Partnership formalized, in writing, its disclosure controls and procedures. The Partnership's management, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures as of June 30, 2004. Based on these evaluations, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of June 30, 2004.

During the three months ended June 30, 2004, the Partnership made no change in its internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal proceedings.

FERC Investigation

In May 2003, the Federal Energy Regulatory Commission (the "FERC"), pursuant to FERC Docket No. EL03-47-000, began investigating whether the Windsystem and certain other power projects owned by Enron or its affiliates failed to meet the ownership criteria for qualifying facility ("QF") status under the Public Utility Regulatory Policies Act of 1978 ("PURPA") following Enron's acquisition of Portland General Electric Company in 1997. Under PURPA, and the applicable FERC regulations, a power project is not a QF if more than 50% of the equity interest in the project is owned by an electric utility or electric utility holding company. The Partnership and FERC Trial Staff have settled the issues under investigation and entered into a Consent Agreement dated March 10, 2004 (the "Consent Agreement"). Pursuant to the Consent Agreement, the Partnership and FERC Trial Staff agreed that the Windsystem is a QF notwithstanding Enron's indirect equity interest in the Windsystem and the other contractual relationships between the Partnership and various affiliates of Enron. The FERC approved the Consent Agreement effective June 2, 2004.

Item 3. Defaults upon senior securities.

The Partnership is in default of the Purchase Notes. As of August 13, 2004, the total amount in default is $4.3 million, which is comprised of unpaid interest in arrears. The outstanding principal balance of the Purchase Notes was paid by the Partnership in January of 2004. See Notes 3, 4 and 7 to the Financial Statements for additional information.

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

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Zond-PanAero Windsystem Partners I, a
Date: August 13, 2004        California Limited Partnership
      ---------------

                             By:  Zond Windsystems Management LLC,
                                  General Partner

                             By: /s/ Eric D. Gadd
                                 -------------------------------
                                 Eric D. Gadd
                                 Chief Executive Officer of Zond Windsystems
                                 Management LLC,
                                 The General Partner of Zond-PanAero
                                 Windsystem Partners I,
                                 a California Limited Partnership


                             By: /s/ Mary H. Cilia
                                 -------------------------------
                                 Mary H. Cilia
                                 Chief Financial Officer of Zond
                                 Windsystems Management LLC,
                                 the General Partner of Zond-PanAero
                                 Windsystem Partners I,
                                 a California Limited Partnership

                                  Exhibit Index

   Number                   Description


   31.1*          Rule 13a-14(a) Certification of Eric D. Gadd

   31.2*          Rule 13a-14(a) Certification of Eric D. Gadd

   32.1*          Section 1350 Certification of Eric D. Gadd

   32.2*          Section 1350 Certification of Mary H. Cilia

* Filed with this report