Form 10-Q
period 2004-09-30
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 2004-11-12
CIK 767404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
             For the three and nine months ended September 30, 2004

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Balance Sheets at September 30, 2004 (Unaudited) and December 31, 2003.

     Unaudited Condensed Statements of Operations for the nine months ended September 30, 2004 and September 30, 2003.

     Unaudited Condensed Statements of Operations for the three months ended September 30, 2004 and September 30, 2003.

     Unaudited Condensed Statements of Changes in Partners' Deficit for the nine months ended September 30, 2004 and the year ended December 31, 2003.

     Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2004 and September 30, 2003.

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

Item 3.  Defaults Upon Senior Securities

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                        September 30, 2004    December 31, 2003
                                        ------------------    -----------------
                                           (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                  $      1,862          $      2,125
  Accounts receivable from related party              658                   921
  Other current assets                                107                    40
                                              -----------           -----------
Total current assets                                2,627                 3,086
                                              -----------           -----------

Property, Plant and Equipment
  Buildings                                            98                    98
  Plant and Equipment                              49,561                49,561
  Less - accumulated depreciation                 (49,089)              (47,218)
                                              -----------           -----------
Property, Plant and Equipment, net                    570                 2,441

                                              -----------           -----------
Total assets                                 $      3,197          $      5,527
                                              ===========           ===========

Liabilities and partners' deficit
Current liabilities:
  Accounts payable and accrued expenses      $        248          $        392
  Accounts payable to related party                   209                   255
  Current portion of notes payable
    to related party                                   -                    458
Accrued interest to related party                   4,265                 5,804

                                              -----------           -----------
Total current liabilities                           4,722                 6,909
                                              -----------           -----------

Partners' deficit
  General partner                                      (7)                   (6)
  Limited partners                                 (2,092)               (1,951)
  Substituted limited partner (Note 2)                 (7)                   (6)
  Contributed Capital                                 581                   581

                                              -----------           -----------
  Total partners' deficit                          (1,525)               (1,382)
                                              -----------           -----------

  Total liabilities and partners'             -----------           -----------
    deficit                                  $      3,197          $      5,527
                                              ===========           ===========

The accompanying notes are an integral part of the unaudited condensed financial statements.

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
    (Dollars in thousands, except per Unit value, which is in whole dollars)


                                              For the Three Months Ended,
                                        September 30, 2004   September 30, 2003
                                        ------------------   ------------------
Revenue:
  Sale of electricity                        $      1,094          $        785
                                              -----------           -----------
Total revenue                                       1,094                   785

Costs and expenses:
  Depreciation                                        624                   624
  Interest expense                                      -                    17
  Property taxes                                      (28)                   20
  Easement fees to related party                       85                    51
  Management fees to
    related party                                      34                    20
  Maintenance and other operating costs
    to related and other parties                      202                   225
  Insurance costs                                      44                    67
  Other operating costs                                41                    17
                                              -----------           -----------

Total costs and expenses                            1,002                 1,041
                                              -----------           -----------
Net (loss) income                            $         92         $        (256)
                                              ===========           ===========

Net (loss) income per Unit                   $         77         $        (215)
                                              ===========           ===========

Number of outstanding Limited
  Partner Units                                     1,190                 1,190
                                              ===========           ===========

The accompanying notes are an integral part of the unaudited condensed financial statements.

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
    (Dollars in thousands, except per Unit value, which is in whole dollars)


                                              For the Nine Months Ended,
                                        September 30, 2004   September 30, 2003
                                        ------------------   ------------------

Revenue:
  Sale of electricity                        $      2,963          $      3,166
                                              -----------           -----------
Total revenue                                       2,963                 3,166

Costs and expenses:
  Depreciation                                      1,871                 1,872
  Interest expense                                      2                    72
  Property taxes                                       63                    59
  Easement fees to related party                      163                   125
  Management fees to
    related party                                      65                    50
  Maintenance and other operating costs
    to related and other parties                      662                   727
  Insurance costs                                     131                   202
  Other operating costs                               149                    31
                                              -----------           -----------

Total costs and expenses                            3,106                 3,138
                                              -----------           -----------
Net (loss) income                            $       (143)         $         28
                                              ===========           ===========

Net (loss) income per Unit                   $       (120)         $         24
                                              ===========           ===========

Number of outstanding Limited
  Partner Units                                     1,190                 1,190
                                              ===========           ===========

The accompanying notes are an integral part of the unaudited condensed financial statements.

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
         UNAUDITED CONDENSED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                             (Dollars in thousands)

                                                        Substituted
                                                          Limited   Contributed
                                       General  Limited   Partner    Capital
                                Total  Partner  Partners  (Note 2)  (Note 5)
                             --------  -------  --------  --------  -----------
Profit and loss allocation    100.00%    0.50%    99.00%     0.50%
                             --------  -------  --------  --------  -----------

Balance at December 31, 2002    (976)      (4)   (1,549)       (4)          581

Net loss                        (406)      (2)     (402)       (2)           -
                             --------  -------  --------  --------  -----------

Balance at December 31, 2003  (1,382)      (6)   (1,951)       (6)          581

Net loss (Unaudited)            (143)      (1)     (141)       (1)           -
                             --------  -------  --------  --------  -----------

Balance at September 30,
  2004 (Unaudited)          $ (1,525)  $   (7)  $(2,092)  $    (7)   $      581
                             ========  =======  ========  ========  ===========

The accompanying notes are an integral part of the unaudited condensed financial statements.

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                              For the Nine Months Ended,
                                        September 30, 2004   September 30, 2003
                                        ------------------   ------------------

Cash Flow From Operating Activities:

Net (loss) income                            $       (143)         $         28

Reconciliation of net (loss) income
  to net cash provided by operating
  activities:

Depreciation                                        1,871                 1,872

Changes in operating assets
  and liabilities:
  Accounts receivable                                  -                    105
  Accounts receivable from related party              263                  (659)
  Other current assets                                (67)                  (88)
  Accounts payable and accrued expenses              (144)                  291
  Amount payable to related party                     (46)                 (354)
  Accrued interest payable to related
    party                                          (1,539)                   73
                                              -----------           -----------

Net cash provided by operating
  activities                                          195                 1,268

Cash flows used in financing
  activities:

  Principal payments on notes payable
    to related party                                 (458)                 (550)
                                              -----------           -----------

  Net (decrease) increase in cash
    and cash equivalents                             (263)                  718

Cash and cash equivalents at beginning
  of the period                                     2,125                   472
                                              -----------           -----------

Cash and cash equivalents at end of
  period                                     $      1,862          $      1,190
                                              ===========           ===========

Supplemental disclosure of cash flow
  information:
  Cash paid during the year for interest     $      1,540          $         -


The accompanying notes are an integral part of the unaudited condensed financial statements.

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP


                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The condensed financial statements included herein for the quarterly and nine month periods ended September 30, 2004 and 2003 have been prepared by Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Partnership, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

The Windsystem, which became operational in November 1984, was constructed by Mesa Construction Company ("MCC"), a joint venture between an affiliate of EWSI and an affiliate of PanAero. The Partnership paid MCC a total of $48.9 million for the purchase, construction and installation of the Turbines, comprised of $22.4 million in cash and $26.5 million in the form of eighteen-year, 13% notes payable in equal semi-annual installments of principal and interest totaling $1.9 million (the "Purchase Notes"). As of the date of filing of this report, the Partnership is in default of the Purchase Notes. See Notes 3, 4 and 6 below.

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

Substituted Limited Partner

PanAero Management Corporation ("PAMC"), a California corporation wholly-owned by PanAero, formerly served as a general partner of the Partnership (together with ZWMC, the "Former General Partners"). In June 1988, the Partnership solicited a vote by proxy of the Limited Partners to remove PAMC as a general partner. Pursuant to that vote, PAMC was converted to a substituted limited partner. Although the term "Substituted Limited Partner" is defined in the Partnership Agreement as any individual, partnership, corporation, trust or other entity admitted to the Partnership as a Limited Partner pursuant to transfer provisions under the Partnership Agreement, the term substituted limited partner is used in the accompanying Condensed Balance Sheets at September 30, 2004 (Unaudited) and December 31, 2003 and the Unaudited Condensed Statements of Changes in Partners' Deficit for September 30, 2004 and December 31, 2003 only in reference to the substituted limited partner interest created by the removal of PAMC as a general partner. Under an Agreement of Settlement and Mutual Releases (the "Settlement Agreement") executed on June 26, 2000, PAMC agreed to transfer its substituted limited partner interest in the Partnership to ZWMC.

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

During 2003, current management of the Partnership reviewed the current and historical financial information available to it, but was unable to prepare quarterly and annual reports that complied with Exchange Act requirements because the Partnership had not been able to retain an independent auditor. At that time, management believed that the fact that EWS is a debtor-in-possession under Chapter 11 of the Bankruptcy Code and the fact that it and ZWM are indirect wholly owned subsidiaries of Enron would have made it extraordinarily difficult for the Partnership to find an independent auditor to replace Arthur Andersen LLP. In 2003, the Partnership decided to file quarterly and annual operating reports on Form 8-K disclosing unaudited financial and business information about the Partnership on a quarterly basis until the Partnership was able to retain an independent auditor and recommence filing periodic reports on Forms 10-K and 10-Q.

On November 5, 2003, the Partnership filed a Form 8-K with the SEC disclosing the foregoing information. Thereafter, using Form 8-K, the Partnership filed operating reports with unaudited financial and business information for the fiscal years ended December 31, 2001, 2002 and 2003, and for the fiscal quarters ended March 31, 2003, June 30, 2003 and September 30, 2003. By filing these operating reports, the Partnership publicly disclosed more recent financial and business information. However, the operating reports contained unaudited financial statements and were not in compliance with the requirements of the Exchange Act. In addition, the operating reports did not cover all periods for which the Partnership failed to file periodic reports. On January 28, 2004, the Partnership retained Hein & Associates LLP as its independent accountant. On May 10, 2004, the Partnership filed with the SEC the Partnership's comprehensive Form 10-K for the fiscal years ended December 31, 2001, 2002 and 2003 and the Partnership's Forms 10-Q for each of the first three quarters of 2003. The Partnership timely filed with the SEC the Partnership's Forms 10-Q for the first and second quarters of 2004.

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

In April 2003, EWS entered into an agreement (the "O&M Agreement") with SeaWest Asset Management Services, LLC ("SeaWest") to provide certain operation and maintenance services relating to the Windsystem for a 5-year period ending on May 10, 2008. If EWS terminates the O&M Agreement prior to the end of its stated term, EWS may be required to pay certain agreed demobilization fees to SeaWest. If EWS is required to pay such fees, EWS may attempt to seek recovery from the Partnership of some, or all, of the amount of such fees pursuant to the terms of the Management Agreement. Management currently estimates that the amount of the demobilization fee, if any, for which EWS may seek recovery from the Partnership would not be in excess of approximately $100,000 at December 31, 2004, with the amount of such demobilization fee declining as of May 10 of each subsequent year until contract expiration.

Substantial Transactions and Operating Agreements

The accompanying unaudited condensed financial statements include substantial transactions with related parties. These transactions are further described in Notes 4 and 5.

A summary of the major operating agreements entered into by the Partnership, directly or indirectly, is set forth below:

1. The Partnership sells the electricity produced by the Turbines to Southern California Edison Company ("SCE"), pursuant to a power purchase and sales agreement (the "Power Agreement"). The Power Agreement was originally entered into between SCE and PanAero in April 1982 and covers an aggregate of 29.9 megawatts of generating capacity. PanAero assigned the Power

     Agreement to Mesa in July 1984. Mesa subsequently assigned the portion of the Power Agreement that covers the aggregate rated capacity of the Turbines (19.5 megawatts), to the Partnership until December 31, 2004. The remaining 10.4 megawatts of generating capacity available under the Power Agreement was assigned by Mesa to Zond-PanAero Windsystem Partners II, a California Limited Partnership ("ZPII"), whose general partner is an affiliate of the General Partner. SCE purchases electricity produced by the Turbines at a price equal to the greater of 89% of SCE's "Cost of Energy" (as defined in the Power Agreement) or a fixed minimum price of $.102 per kilowatt hour ("kWh"), with the limitation that when 89% of SCE's Cost of Energy exceeds $.20 kWh, the price per kWh paid by SCE will be limited to $.20 per kWh plus 70% of the difference between 89% of SCE's Cost of Energy and $.20 per kWh. During both of the nine months ended September 30, 2004 and September 30, 2003, the Partnership earned $.102 per kWh of electricity delivered to SCE. Absent an extension of the Power Agreement, the Partnership will not have the ability to sell power subsequent to December 31, 2004. See Note 3 for additional information.

2. Since July 1988, the Partnership has contracted with EWS (or its predecessor) for the operation and maintenance of the Turbines and the performance of certain ancillary management services, such as collection of revenues from SCE and the administration and payment of all Partnership expenses. Under the provisions of the Management Agreement, the Partnership pays a management fee of 2% of "Gross Operating Proceeds", which are defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues. Under the Management Agreement, EWS is entitled to be reimbursed for 115% of the maintenance costs, including labor and material costs that it incurs in the performance of services including services performed by third parties. See Note 5 for additional information.

3. The Operating Site is situated on two adjoining parcels of land, consisting of approximately 440 acres, located in the San Gorgonio Pass area of the San Bernardino Mountains approximately 16 miles northwest of Palm Springs, California. The Partnership uses the Infrastructural Improvements and a portion of the Operating Site pursuant to a 20-year easement granted by Mesa under the terms of a Wind Park Easement Agreement dated as of September 7, 1984, as amended (the "Wind Park Easement Agreement"). Mesa has rights to develop wind energy resources at the Operating Site, which includes the Infrastructural Improvements, under a right-of-way grant (the "Right-of-Way Grant") from the United States Bureau of Land Management ("BLM"). The primary term of the Right-of-Way Grant expired on January 26, 2003. On December 19, 2002, the Right-of-Way Grant was extended for a ten-year period commencing on January 27, 2003; however, the Wind Park Easement Agreement still expires on December 31, 2004. See Note 3 for additional information.

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

Cash Distributions

The Partnership distributes cash in accordance with the terms of the Partnership Agreement. Due to less-than-projected operating results, the Partnership has not distributed any cash to the General Partner, Limited Partners, Dean Witter Reynolds Inc. as a special limited partner, the Former General Partners or the substituted limited partners during any fiscal year other than 1985, in which the Partnership distributed an aggregate of approximately $158,000 to the Limited Partners and $2,000 to the Former General Partners. Under the Purchase Notes, the Partnership cannot make cash distributions to its partners unless certain cash reserve balances are maintained, no events of default exist, and certain ratio tests are met. The Partnership has not met these criteria since 1985. The Partnership did not make cash distributions to its partners during the nine month periods ended September 30, 2004 or September 30, 2003.

SCE Curtailment

SCE substantially curtailed the Partnership's electrical production from the Windsystem from April 13, 2004 through May 17, 2004 (the "SCE Curtailment"). During this period, SCE curtailed the Partnership's production of electric power by approximately 75% resulting in the Partnership's inability to produce and sell a significant portion of electric power. By letter dated June 22, 2004, Enron Wind LLC, on behalf of the sellers under the Power Agreement, issued for payment an invoice to SCE in the amount of approximately $750,000 to compensate the Partnership and ZP II for their estimated losses during the SCE Curtailment. Of the approximately $750,000 invoiced to SCE, approximately $482,000 represents lost revenue that otherwise would have been paid to the Partnership. By letter dated September 22, 2004, SCE informed Enron Wind LLC that the SCE Curtailment was in compliance with all applicable power purchase agreements, and that SCE would not reimburse any projects, including the Partnership, for any revenues that may have been lost during the SCE Curtailment. As a result, none of the amount invoiced to SCE has been recorded as revenue for the Partnership. The Partnership is currently considering its options relating to SCE's refusal to compensate the Partnership for its lost revenues resulting from the SCE Curtailment. See Note 6.

NOTE 3 - GOING CONCERN

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

1. As discussed in Note 4 below, the Partnership has not had, and does not anticipate that it will have, sufficient cash flows from operations to make payment in full of the accrued but unpaid interest on the outstanding Purchase Notes. The Partnership continues to be in default of the Purchase Notes. Upon notice of default, MCC has a right to foreclose against its security interests in the assets of the Partnership. As of the date of filing of this report, MCC has not notified the Partnership of its intent to foreclose on its security interests. Any such foreclosure by MCC on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

2. The Partnership's assignment of rights under the Power Agreement expires on December 31, 2004 and the Power Agreement expires in June 2005. Additionally, the Wind Park Easement Agreement expires on December 31, 2004. The Partnership will have no ability to sell the power it generates after December 31, 2004 without an extension of the assignment of rights under the Power Agreement and an extension of the Wind Park Easement Agreement. The Partnership is currently in negotiations with Mesa to obtain extensions of the assignment of rights under the Power Agreement and of the Wind Park Easement Agreement through June 2005. There is no assurance that these negotiations will result in extensions of the applicable agreements. If the Partnership is unable to obtain these extensions, the Partnership will have no contractual right to sell power to SCE under the Power Agreement after December 31, 2004. Furthermore, pursuant to the Wind Park Easement Agreement, the Partnership either will be required to remove the Turbines from the Operating Site, abandon the Turbines, or sell the Turbines to Mesa pursuant to Mesa's right of first refusal as set forth in the Wind Park Easement Agreement. The Partnership is currently evaluating these alternatives in the event the applicable extensions are not obtained.

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

The Purchase Notes matured on December 31, 2002. The principal on the Purchase Notes was fully repaid in the first quarter of 2004, but there remains $4.3 million of interest in arrears on the Purchase Notes. The Partnership's non-payment of interest in arrears on the Purchase Notes gives MCC the right to foreclose against its security interests in the assets of the Partnership. MCC has not notified the Partnership of its intent to foreclose on its security interests. The Partnership has not had, and does not anticipate that it will have, sufficient cash flows from operations to make payment in full of the accrued but unpaid interest on the outstanding Purchase Notes. The terms of the Purchase Notes do not require that the Partnership pay additional interest on the accrued and unpaid interest due under the Purchase Notes.

NOTE 5 - AMOUNTS PAYABLE TO RELATED PARTIES, NET

In addition to the Purchase Notes (See Note 4 above) the Partnership had amounts payable to Mesa (See Note 2 above) and EWS, respectively as of September 30, 2004. Amounts payable to Mesa include easement fees and other miscellaneous expenses related to Windsystem operations. Amounts payable to EWS include management fees and other miscellaneous expenses related to Windsystem operations. Such amounts are unsecured and non-interest bearing.

The Partnership has the following related party transactions and relationships:

(1) Mesa assigned easement rights to a portion of the Operating Site and granted rights to use the Infrastructural Improvements to the Partnership under the Wind Park Easement Agreement (See Note 2 above). The Partnership incurred $0.09 million in easement fees during the third quarter of 2004 as compared to $0.05 million during the third quarter of 2003, pursuant to the Wind Park Easement Agreement.

(2) The Partnership contracted with EWS to operate and maintain the Turbines and to perform certain management and administrative services under the Management Agreement (See Note 2 above). The Partnership incurred expenses of $0.3 million during the third quarter of 2004 as compared to $0.2 million during the third quarter of 2003, pursuant to the Management Agreement.

In 1988, Mesa assigned $581,000 of receivables from the Partnership to each of its two general partners, EWS and an affiliate of PanAero. EWS subsequently forgave its $581,000 of receivables from the Partnership. This forgiveness was treated as a capital contribution in the accompanying financial statements.

NOTE 6 - SUBSEQUENT EVENTS

Purchase Notes

The Partnership is in default of the Purchase Notes. MCC has not notified the Partnership of its intent to foreclose on its security interest. As of the date of this filing, the total amount in default on the Purchase Notes is $4.3 million, which is comprised entirely of interest in arrears. See Notes 3 and 4 for additional information.

SCE Curtailment

The Partnership is currently considering its options relating to SCE's refusal to compensate the Partnership for its lost revenues resulting from the SCE Curtailment. See Note 2, SCE Curtailment, above.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Going Concern

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

1. The Partnership has not had, and does not anticipate that it will have, sufficient cash flows from operations to make scheduled payments of principal and interest on the outstanding Purchase Notes. The Partnership continues to be in default of the Purchase Notes. Upon notice of default, MCC has a right to foreclose against its security interests in the assets of the Partnership. As of the date of filing of this report, MCC has not notified the Partnership of its intent to foreclose on its security interests. Any such foreclosure by MCC on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

2. The Partnership's assignment of rights under the Power Agreement expires on December 31, 2004 and the Power Agreement expires in June 2005. Additionally, the Wind Park Easement Agreement expires on December 31, 2004. The Partnership will have no ability to sell the power it generates after December 31, 2004 without an extension of the assignment of rights under the Power Agreement and an extension of the Wind Park Easement Agreement. The Partnership is currently in negotiations with Mesa to obtain extensions of the assignment of rights under the Power Agreement and of the Wind Park Easement Agreement through June 2005. There is no assurance that these negotiations will result in extensions of the applicable agreements. If the Partnership is unable to obtain these extensions, the Partnership will have no contractual right to sell power to SCE under the Power Agreement after December 31, 2004. Furthermore, pursuant to the Wind Park Easement Agreement, the Partnership either will be required to remove the Turbines from the Operating Site, abandon the Turbines, or sell the Turbines to Mesa pursuant to Mesa's right of first refusal as set forth in the Wind Park Easement Agreement. The Partnership is currently evaluating these alternatives in the event the applicable extensions are not obtained.

Liquidity and Capital Resources

The Partnership experienced a lack of liquidity throughout the third quarter of 2004, primarily due to an ongoing shortfall in revenues from operations in comparison to the costs and expenses of operations. The Purchase Notes matured on December 31, 2002, and all of the outstanding principal and accrued and unpaid interest under the Purchase Notes was due at that time. The Partnership has not generated sufficient cash flow to pay the remaining accrued and unpaid interest on the Purchase Notes. As a result, interest payments on the Purchase Notes in the aggregate amount of $4.3 million, were in arrears at September 30, 2004. The Partnership's failure to pay on December 31, 2002 such outstanding principal and accrued interest in arrears on the Purchase Notes resulted in a default under the Purchase Notes, and such default is continuing with respect to the nonpayment of accrued interest. This continuing default gives MCC the right to foreclose against the collateral of its loans as set forth in the Purchase Notes.

As of September 30, 2004 and as of the date of the filing of this report, MCC had not exercised its right to foreclose under the Purchase Notes. See "Results of Operations for the Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003".

The Partnership's primary source of revenues and liquidity to fund operations of the Windsystem, repay debt, administer the Partnership, and make distributions to its partners is the production and sale of electricity from the Windsystem. The Partnership's sole customer is SCE. The price paid by SCE for the electricity is contractually defined under the Power Agreement.

As of September 30, 2004, the Partnership had no current or planned commitments for capital expenditures.

Results of Operations for the Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003.

For the first nine months of 2004, revenues from power sales were $3.0 million, and the Windsystem produced 29.0 million kWh of electricity for sale to SCE. This was a decrease of $0.2 million or 6% in revenue and a decrease of 2.0 million kWh of electricity produced or 6% as compared to the same period in 2003. This decrease was primarily due to the SCE Curtailment during the second quarter of 2004.

Total costs and expenses in the first nine months of each of 2004 and 2003 were $3.1 million. Interest expense decreased $0.07 million in the first nine months of 2004 as compared to the same period in 2003 due to lower average principal balances on the Purchase Notes outstanding during 2004. Maintenance expenses decreased $0.07 million in the first nine months of 2004 due to a decrease in unscheduled maintenance as compared to the first nine months of 2003. Insurance expenses decreased $0.07 million in the first nine months of 2004 due to a decrease in premiums as compared to the same period in 2003. Easement fees, which are calculated as 5% of gross operating proceeds, increased $0.04 million in the first nine months of 2004 as compared to the first nine months of 2003 due to the timing of the receipt of cash proceeds from the sale of electricity. Similarly, management fees, which are calculated as 2% of gross operating proceeds, increased $0.02 million in the first nine months of 2004 as compared to the first nine months of 2003 due to the timing of the receipt of cash proceeds from the sale of electricity. Other operating costs increased $0.12 million in the first nine months of 2004 due to an increase in the use of outside consultants as compared to the same period in 2003.

Overall, the Partnership reported a net loss of $0.1 million for the first nine months of 2004, which is a decrease of $0.2 million as compared to the first nine months of 2003. During the first nine months of 2004, total partners' deficit increased by $0.1 million or 10% to $1.5 million from the first nine months of 2003. Net loss per Unit was $120 for the first nine months of 2004 compared with a net income per Unit of $24 for the first nine months of 2003.

Cash flows from operations decreased $1.1 million in the first nine months of 2004 as compared to the first nine months of 2003. This decrease was primarily due to the payment of $1.5 million in interest on the Purchase Notes on January 16, 2004. The decrease was offset in part by increased collections of accounts receivable in the first nine months of 2004 as compared to the first nine months of 2003. Cash flows used in financing activities during the first nine months of 2004 decreased $0.01 million as compared to the first nine months of 2003. The use of cash in financing activities in both periods related to principal payments on the Purchase Notes.

Results of Operations for the Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003.

For the three months ended September 30, 2004, revenues from power sales were $1.1 million, and the Windsystem produced 10.7 million kWh of electricity for sale to SCE for the third quarter of 2004. This was an increase of $0.3 million or 39% in revenue and an increase of 3.0 million kWh of electricity produced or 39% as compared to the same period in 2003.

Total costs and expenses for the third quarter of each of 2004 and 2003 were $1.0 million. Interest expense decreased $0.02 million in the third quarter of 2004 as compared to the same period in 2003 due to the full payment of the principal balance on the Purchase Notes in January 2004. Maintenance expenses decreased $0.02 million in the third quarter of 2004 due to a decrease in unscheduled maintenance as compared to the third quarter of 2003. Insurance expenses decreased $0.02 million in the third quarter of 2004 due to a decrease in premiums as compared to the same period in 2003. Property tax expense was negative in the third quarter of 2004 due to an adjustment to previously recorded property tax expense, based on a reimbursement from EWS to the Partnership of penalties paid by the Partnership relating to the late payment of property taxes. Easement fees, which are calculated as 5% of gross operating proceeds, increased $0.03 million in the third quarter of 2004 as compared to the third quarter of 2003 due to the timing of the receipt of cash proceeds from the sale of electricity. Similarly, Management fees, which are calculated as 2% of gross operating proceeds, increased $0.01 million in the third quarter of 2004 as compared to the third quarter of 2003 due to the timing of the receipt of cash proceeds from the sale of electricity. Other operating costs increased $0.02 million in the third quarter of 2004 due to an increase in the use of outside consultants as compared to the same period in 2003.

Overall, the Partnership reported net income of $0.09 million for the third quarter of 2004, which is an increase of $0.3 million as compared to the third quarter of 2003. Net income per Unit was $77 for the third quarter of 2004 compared with a net loss per Unit of $215 for the third quarter of 2003.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's management, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer has evaluated the disclosure requirements of Item 305 of Regulation S-K "Quantitative and Qualitative Disclosures about Market Risk," and has concluded that the Partnership has no market risk sensitive instruments for which this disclosure is required.

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

The Partnership's management, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of September 30, 2004.

During the three months ended September 30, 2004, the Partnership made no change in its internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 3. Defaults upon senior securities.

The Partnership is in default of the Purchase Notes. As of the date of this filing, the total amount in default on the Purchase Notes is $4.3 million, which is comprised of unpaid interest in arrears. The outstanding principal of the Purchase Notes was paid in full by the Partnership in January of 2004. See Notes 3, 4 and 6 to the Financial Statements for additional information.

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

Item 6. Exhibits and reports on Form 8-K.

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


                                           Zond-PanAero Windsystem Partners I, a
                                           California Limited Partnership
Date: November 12, 2004
                                           By:  Zond Windsystems Management LLC,
                                           General Partner

                                           By:    /s/ Eric D. Gadd
                                              ---------------------------------
                                           Eric D. Gadd
                                           Chief Executive Officer of Zond
                                           Windsystems Management LLC,
                                           the General Partner of Zond-PanAero
                                           Windsystem Partners I, a California
                                           Limited Partnership


                                           By:    /s/ Mary H. Cilia
                                              ---------------------------------
                                           Mary H. Cilia
                                           Chief Financial Officer of Zond
                                           Windsystems Management LLC,
                                           the General Partner of Zond-PanAero
                                           Windsystem Partners I, a California
                                           Limited Partnership

                                  Exhibit Index
                                  -------------

   Number            Description


   31.1*      Rule 13a-14(a) Certification of Eric D. Gadd

   31.2*      Rule 13a-14(a) Certification of Mary H. Cilia

   32.1*      Section 1350 Certification of Eric D. Gadd

   32.2*      Section 1350 Certification of Mary H. Cilia

* Filed with this report