Form 10-K
period 2000-12-31
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 2005-03-30
CIK 767404

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

              For the fiscal years ended December 31, 1999 and 2000

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

State or other jurisdiction of incorporation or organization:  California

I.R.S. Employer Identification No: 77-0035358

Address of principal executive offices: 1221 Lamar Street, Suite 1600, Houston, Texas 77010

Registrant's telephone number, including area code:  (713) 853-0530

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

*Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

State the aggregate market value of Voting Stock held by non-affiliates of the registrant: Not applicable - the registrant is a limited partnership and its units of limited partnership interest are not traded.

* The disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is applicable to the 2004 fiscal year.

     Explanatory Note:

     In 2002, certain Enron personnel who were not formerly involved with the management or operations of Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership") were appointed to manage and operate the Partnership. In the process of reviewing the Partnership's books and records and through conversations with prior management, it appeared to new management that the Partnership had attempted, but failed, to file with the Securities and Exchange Commission ("SEC") certain Securities Exchange Act of 1934 (the "Exchange Act") reports for certain time periods preceding the bankruptcy of Enron Corp., the ultimate parent company of the general partner of the Partnership. The submissions of such reports into the EDGAR filing system were not accepted although prior management apparently believed the filings were made successfully. These reports consist of the Partnership's Form 10-K for the year ended December 31, 1999, the Partnership's Forms 10-Q for each of the three quarters of 2000, the Partnership's Form 10-K for the year ended December 31, 2000, and the Partnership's Forms 10-Q for the first and second quarters of 2001 (collectively, the "Historical Reports"). These reports appear to have been prepared by prior management of the Partnership and audited or reviewed, as the case may be, by Arthur Andersen LLP ("Arthur Andersen"). The Partnership has copies of the EDGAR version of each of the Historical Reports as well as most of the cover sheets reflecting the attempted EDGAR submissions. In response to correspondence from the Partnership requesting guidance regarding the filing of the Historical Reports, the Partnership received a letter from the SEC dated June 16, 2004, that, among other things, stated that the Partnership should promptly file its remaining delinquent Forms 10-K and Forms 10-Q. The Partnership has previously filed a comprehensive Form 10-K for the fiscal years ended December 31, 2001, 2002 and 2003 and quarterly reports on Form 10-Q for the first three quarters of 2003 and the first three quarters of 2004. The Partnership is filing this comprehensive Form 10-K for the fiscal years ended December 31, 1999 and 2000 in lieu of filing separate annual and interim reports for such periods.

     This Form 10-K was prepared in accordance with the SEC's rules and regulations regarding Form 10-K as in effect in 1999 and 2000. The information provided in Parts I and II of this Form 10-K relates to the fiscal years ended December 31, 1999 and 2000. Information regarding related events that occurred subsequent to such periods is also included in Parts I and II under the subheadings, "Subsequent Events." The information disclosed in Part III of this Form 10-K includes some information that relates to the fiscal years ended December 31, 1999 and 2000, but primarily includes current information.

     The Partnership's financial statements for fiscal years ended December 31, 2000 and December 31, 1999 were audited by Arthur Andersen and the Arthur Andersen audit report for such period is contained in this Form 10-K. Arthur Andersen ceased practicing before the SEC effective August 31, 2002. Therefore, Arthur Andersen did not participate in the preparation of this Form 10-K, did not reissue its audit report with respect to the financial statements included in this Form 10-K and did not consent to the inclusion of its audit report in this Form 10-K. The inclusion of this previously issued Arthur Andersen report is pursuant to the "Temporary and Final Rule for and Final Rule Requirements for Arthur Andersen LLP Auditing Clients" issued by the SEC in March 2002.

     Following the financial statements contained in this Form 10-K is a section entitled "Addendum to Notes to Financial Statements." This section supplements certain forward looking and other information in the Notes to Financial Statements to reflect events subsequent to December 31, 2000. This section was not reviewed by Arthur Andersen. Following the Addendum to Notes to Financial Statements contained in this Form 10-K is a section entitled "Additional Unaudited Financial Information." This section contains certain unaudited quarterly financial information for the 2000, 1999 and 1998 fiscal years. This section was not reviewed by Arthur Andersen.

                       Zond-PanAero Windsystem Partners I,
                        a California Limited Partnership
              for the Fiscal Years ended December 31, 1999 and 2000


                                TABLE OF CONTENTS


Item Number
                                                                            Page
                PART I

1.  Business..................................................................1
2.  Properties................................................................5
3.  Legal Proceedings.........................................................6
4   Submission of Matters to a Vote of Security Holders.......................8

                PART II

5.  Market for Registrant's Common Equity and Related
    Unitholder Matters....................................................... 8
6.  Selected Financial Data ..................................................8
7.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations.............................9
7A. Quantitative and Qualitative Disclosures about Market Risk...............13
8.  Financial Statements.....................................................13
9.  Changes in and Disagreements with Accountants
    on Accounting and Financial Disclosure...................................14

                PART III

10. Directors and Executive Officers of the Registrant..................... .14
11. Executive Compensation................................................. .16
12. Security Ownership of Certain Beneficial Owners
    and Management ..........................................................17
13. Certain Relationships and Related Transactions...........................18

                PART IV

14. Exhibits, Financial Statement Schedules, and
    Reports on Form 8-K......................................................20

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

The Windsystem, which became operational in November 1984, was constructed by Mesa Construction Company ("MCC"), a joint venture formed between an affiliate of Enron Wind Systems, Inc. ("EWSI") and an affiliate of PanAero Corporation ("PanAero"). The Partnership paid MCC a total of $48.9 million, comprised of $22.4 million in cash and $26.5 million in the form of notes (the "Purchase Notes"), for the purchase, construction and installation of the Turbines. The Purchase Notes mature on December 31, 2002. See "Item 1, BUSINESS - Subsequent Events - Purchase Notes" below. The business of the Partnership and the respective rights of its partners, including the Partnership's limited partners (the "Limited Partners"), are governed by the First Amended and Restated Certificate and Agreement of Limited Partnership of Zond-PanAero Windsystem Partners I, a California Limited Partnership, entered into on November 29, 1984, as amended (the "Partnership Agreement"). The Partnership Agreement terminates on December 31, 2005, unless terminated earlier in accordance with the terms of the Partnership Agreement. The Partnership Agreement is attached as Exhibit A to the Partnership's Registration Statement on Form 10 dated April 29, 1985 as filed with the Securities and Exchange Commission ("SEC"). On January 3, 1997, EWSI's parent company, Zond Corporation, became a wholly-owned subsidiary of Enron Renewable Energy Corp. ("EREC"), which is wholly-owned by Enron Corp. ("Enron"). The general partner of the Partnership (the "General Partner") is Zond Windsystems Management LLC ("ZWM"), a California limited liability company wholly-owned by Enron Wind Systems, LLC ("EWS").

Operation and Maintenance Services

EWS manages the Windsystem pursuant to a windsystem management agreement with the Partnership executed on July 27, 1988 (the "Management Agreement"). The Management Agreement terminates by its terms on December 31, 2004. See "Item 1.

BUSINESS - Subsequent Events - Management Agreement", below. Enron Wind Maintenance LLC, an affiliate of EWS, provides operations and maintenance services for the Windsystem.

Sale of Electric Power

The Partnership sells the electric power generated by the Turbines to SCE under a power purchase and sales agreement (the "Power Agreement"). The Power Agreement was originally entered into between SCE and PanAero in April 1982 and covers an aggregate of 29.9 megawatts of generating capacity. PanAero assigned the Power Agreement to Mesa Wind Developers ("Mesa"), a joint venture between EWSI and an affiliate of PanAero, in July 1984. Mesa subsequently assigned the portion of the Power Agreement that covers the aggregate rated capacity of the Turbines (19.5 megawatts) to the Partnership. Such assignment terminates effective December 31, 2004. See "Item 1. BUSINESS - Subsequent Events - Power Agreement", below. The remaining 10.4 megawatts of generating capacity available under the Power Agreement was assigned by Mesa to Zond-PanAero Windsystem Partners II, a California limited partnership ("ZPII"), whose general partner is an affiliate of the General Partner.

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

During 1999 and 2000, SCE purchased an aggregate of approximately 47.7 million and 43.7 million kWh of electricity, respectively, from the Partnership for an aggregate purchase price of approximately $4.9 million and $4.5 million, respectively.

Employees

The Partnership has no employees. EWS manages, operates, and maintains the Windsystem pursuant to the Management Agreement. The General Partner, utilizing employees of affiliated companies, attends to the remaining day-to-day activities of the Partnership.

Subsequent Events

     Bankruptcy and Mergers

     Commencing on December 2, 2001, and periodically thereafter, Enron and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). This matter is referred to herein as the "Enron Bankruptcy". On February 20, 2002, Enron Wind Corp. ("EWC") and EWSI each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Additionally, two California limited liability companies formed on February 19, 2002 for the purposes of merging with EWC and EWSI in anticipation of the sale of Enron's wind turbine manufacturing business also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code.

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

     On November 17, 2004, the Chapter 11 Plan (the "Plan") relating to the Enron Bankruptcy became effective. The Plan provides for Enron and its affiliated debtor companies (including EWS and EW) to sell most of their assets and distribute to their creditors the proceeds of such sales. In connection with the Plan, EWS assumed the Management Agreement, and that agreement remains in effect.

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

     Following the sale to GEPS, certain Enron personnel who were not formerly involved with the management or operations of the Partnership were appointed to manage and operate the Partnership and ZWM's principal executive offices were moved to 1400 Smith Street, Houston Texas 77002. In March 2004, the principal executive offices were moved to 1221 Lamar Street, Suite 1600, Houston, Texas 77010. Eric D. Gadd was appointed President and Chief Executive Officer of ZWM on September 26, 2002. Mary H. Cilia was appointed Chief Financial Officer and

     Treasurer of ZWM on May 3, 2004. ZWM has no directors. The directors of EREC may be deemed directors of the Partnership under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     Operation and Maintenance Services

     On May 10, 2002, in connection with the GE Sale, EWS contracted with GE Wind Energy, LLC to perform certain operations and maintenance services relating to the Windsystem for a period of one year ending on May 10, 2003. In April 2003, EWS entered into an agreement (the "O&M Agreement") with SeaWest Asset Management Services, LLC ("SeaWest") to provide certain operation and maintenance services relating to the Windsystem for a 5-year period ending on May 10, 2008. If EWS terminates the O&M Agreement prior to the end of its stated term, EWS may be required to pay certain agreed demobilization fees to SeaWest. If EWS is required to pay such fees, EWS may attempt to seek recovery from the Partnership of some, or all, of the amount of such fees pursuant to the terms of the Management Agreement. Management currently estimates that the amount of the demobilization fee, if any, for which EWS would seek recovery from the Partnership would not be in excess of approximately $72,000.

     Power Agreement

     On February 16, 2005 the Partnership and Mesa entered into an Amendment to Partial Assignment of Wind Park Power Purchase and Sales Agreement (the "Partial Assignment Amendment"), which amendment was effective as of December 31, 2004. The Partial Assignment Amendment extended the termination date of the Partial Assignment of Wind Park Power Purchase and Sales Agreement dated September 28, 1984 (the "Partial Assignment") from December 31, 2004 to June 23, 2005. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Subsequent Events - Going Concern."

     Management Agreement

     On February 16, 2005 the Partnership and EWS entered into a Third Amendment to Windsystem Management Agreement (the "Management Agreement Amendment"), which amendment was effective as of December 31, 2004. The Management Agreement Amendment extended the termination date of the Management Agreement from December 31, 2004 to June 23, 2005. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Subsequent Events - Going Concern."

     Purchase Notes

     The Partnership is in default of the Purchase Notes. As of March 30, 2005, the total amount in default was $2.8 million which was comprised of interest in arrears. The principal was paid off in January of 2004. See "Item 7. MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Subsequent Events - Going Concern".

     SCE Curtailment

     SCE substantially curtailed the Partnership's electrical production from the Windsystem from April 13, 2004 though May 17, 2004 (the "SCE Curtailment") in connection with the construction by SCE of a new transmission line for SCE's transmission system. During this period, SCE curtailed the Partnership's production of electric power by approximately 75% resulting in the Partnership's inability to sell a significant portion of electric power. By letter dated June 22, 2004, EW, on behalf of the sellers under the Power Agreement, issued for payment an invoice to SCE in the amount of approximately $750,000 to compensate the Partnership and ZP II for their estimated losses during the SCE Curtailment. Of the approximately $750,000 invoiced to SCE, approximately $482,000 represents lost revenue that otherwise would have been paid to the Partnership. By letter dated September 22, 2004, SCE informed EW that the SCE Curtailment was in compliance with all applicable power purchase agreements, and that SCE would not reimburse any projects, including the Partnership, for any revenues that may have been lost during the SCE Curtailment. As a result, none of the amount invoiced to SCE has been recorded as revenue for the Partnership. The Partnership is currently considering its options relating to SCE's refusal to compensate the Partnership for its lost revenues resulting from the SCE Curtailment.

Item 2.   PROPERTIES

Operating Site

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

Mesa has rights to develop wind energy resources at the Operating Site, which includes the Infrastructural Improvements, under a right-of-way grant (the "Right-of-Way Grant") from the United States Bureau of Land Management ("BLM"). The Right-of-Way Grant was originally issued to PanAero on January 26, 1983, and was assigned by PanAero to Mesa in April 1984. The primary term of the Right-of-Way Grant expires on January 26, 2003. See "Item 2. PROPERTIES - Subsequent Events - Properties". EWSI, PanAero, and their affiliates have developed and sold additional wind turbines on the Operating Site to ZPII and Mesa has granted a similar easement to ZPII. The general partner of ZPII is an affiliate of the General Partner.

Subsequent Events

     Properties

     On December 19, 2002, the Right-of-Way Grant was extended for a ten-year period commencing on January 27, 2003. On February 16, 2005, the Partnership and Mesa entered into an Amendment to Wind Park Easement Agreement (the "Easement Amendment"), which was effective as of December

     31, 2004. The Easement Amendment extended the termination date of the Wind Park Easement Agreement from December 31, 2004 to June 23, 2005. See "Item
     7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Subsequent Events - Going Concern."


Item 3.   LEGAL PROCEEDINGS

PanAero State Litigation

In July of 1995, PanAero, among other plaintiffs, filed a lawsuit entitled PanAero Management Corporation et al. v Zond Systems, Inc. (now known as EWS), et al. in Superior Court of the State of California for the County of Los Angeles. The plaintiffs alleged that defendants improperly allocated certain expenses to Zond-PanAero Windsystem Partners I and Zond-PanAero Windsystem Partners II. Those wind farms are operated and maintained by EWS under contract. Plaintiffs were seeking equitable relief and damages in excess of $6.9 million. The case went to trial in front of a retired judge during the last quarter of 1997 and was completed in January 1998. The retired judge found for the defendants on each of the plaintiffs' claims and further determined that the defendants were entitled to recover from plaintiffs all of defendants' court costs and legal fees, totaling approximately $1.9 million. The retired judge filed a Statement of Decision on June 1, 1998 with the Superior Court. On July 22, 1998, a Superior Court judge entered a judgment incorporating the finding of the Statement of Decision. Separately, on or about October 9, 1998, defendants brought separate actions (including an arbitration and a separate lawsuit) against plaintiffs (including certain board members) for, among other things, collection and malicious prosecution. On June 26, 2000, an Agreement of Settlement and Mutual Release was entered into by and amongst EWS and certain Zond-PanAero entities settling all of the above claims, and requiring PanAero Management Corporation to transfer its substituted limited partnership interest in the Partnership to EWS.

Subsequent Events

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

     In June 2001, SCE offered to settle all amounts past due with the Power Generators. The offer provided for the payment of all amounts past due with interest accruing at 7% through the date of payment. On August 22, 2001, Mesa, for the benefit of the Partnership, entered into a settlement agreement with SCE that, among other things, set forth the terms for payment of past due amounts to Mesa, and ultimately the Partnership (the "SCE Payment Agreement").

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

     FERC Investigation

     In May 2003, the Federal Energy Regulatory Commission (the "FERC"), pursuant to FERC Docket No. EL03-47-000, began investigating whether the Windsystem and certain other power projects owned by Enron or its affiliates failed to meet the ownership criteria for qualifying facility ("QF") status under the Public Utility Regulatory Policies Act of 1978 ("PURPA") following Enron's acquisition of Portland General Electric Company in 1997. Under PURPA, and the applicable FERC regulations, a power project is not a QF if more than 50% of the equity interest in the project is owned by an electric utility or electric utility holding company. The Partnership and FERC Trial Staff have settled the issues under investigation and entered into a Consent Agreement dated March 10, 2004 (the "Consent Agreement"). The Consent Agreement is available on the FERC website. Pursuant to the Consent Agreement, the Partnership and FERC Trial Staff agree that the Windsystem is a QF notwithstanding Enron's indirect equity interest in the Windsystem and the other contractual relationships between the Partnership and various affiliates of Enron. FERC approved the Consent Agreement effective June 2, 2004.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the partners of the Partnership during 1999 or 2000.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          UNITHOLDER MATTERS

Market Information

There is no established public trading market for the Partnership's limited partnership units (the "Units"). The Partnership Agreement includes various restrictions on the transfer of Units.

Holders

The Partnership's records indicate that at December 31, 1999 and 2000, there were 875 and 877 holders of record of the Units, respectively.

Cash Distributions

The Partnership makes cash distributions in accordance with the terms of the Partnership Agreement. Due to less-than-projected operating results, the Partnership has not distributed any cash during any fiscal year other than 1985, in which the Partnership distributed an aggregate of approximately $158,000 to the Limited Partners and $2,000 to the then General Partners. Under the Purchase Notes, the Partnership cannot make cash distributions to its partners unless certain cash reserve balances are maintained, no events of default exist, and certain ratio tests are met. The Partnership has not met these criteria since 1985 and did not make any cash distributions to its partners during 1999 or 2000.

Item 6.   SELECTED FINANCIAL DATA

From and after 1987, the Partnership's accounting records have been maintained on a federal tax accrual basis, consistent with appropriate provisions of the Internal Revenue Code. Such records have been adjusted to reflect accounting principles generally accepted in the United States for purposes of filings with the Securities and Exchange Commission (the "SEC"). The selected financial data should be read in conjunction with the financial statements and related footnotes included in Item 8.


                    As of and for the years ended December 31
   (Dollars in thousands, except per Unit values which are in whole dollars)

                                2000       1999      1998       1997       1996
                                ----       ----      ----       ----       ----
Total Revenue                  $4,468     $4,864    $5,199     $4,507     $5,419
Net loss                          569        380       185      1,061        543

Per unit:
Net loss                            0          0         0          1          1
Partners' (deficit) capital       (1)        (1)         0        (1)          1

Total assets                   10,296     12,932    15,561     18,006     20,839
Long-term portion of notes      3,498      6,583     9,302     11,700     13,814
payable to related party

Partners' (deficit) capital   (1,234)      (665)     (285)      (100)        961

All per Unit values were calculated based on 1,190 Units.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership experienced a lack of liquidity throughout 1999 and 2000, primarily due to an ongoing shortfall in revenues from operations in comparison to the costs and expenses of operations. As a result, interest payments on the Purchase Notes in the aggregate amount of $4.7 million, and $4.0 million, were in arrears at December 31, 2000 and December 31, 1999, respectively. The Partnership's failure to make timely interest payments on the Purchase Notes gave MCC the right to foreclose against its security interest in all the assets of the Partnership, including the Windsystem. MCC has not exercised its right to foreclosure under the Purchase Notes. See "Results of Operations for the Year Ended December 31, 2000 Compared to December 31, 1999".

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

See Part I, "Item 1. BUSINESS - Sale of Electric Power" for additional information.

As of December 31, 1999 and as of December 31, 2000, the Partnership had no current or planned commitments for capital expenditures.

Subsequent Events

     Going Concern

     The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

     1. The Partnership has not had, and does not anticipate that it will have, sufficient cash flows from operations to make all scheduled payments of principal and interest on the outstanding Purchase Notes. Accordingly, the Partnership is in default of the Purchase Notes. Upon notice of default, MCC has a right to foreclose against its security interests in all the assets of the Partnership, including the Turbines. As of March 30, 2005, MCC has not notified the Partnership of its intent to foreclose on its security interest. Any such foreclosure by MCC on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

     2. The Power Agreement, the Partial Assignment and the Wind Park Easement Agreement each expire on June 23, 2005. The Partnership is currently exploring various opportunities to extend the operation of the Windsystem at the Operating Site and the sale of electric power generated by the Windsystem beyond June 23, 2005. However, if the Partnership cannot obtain new power sales and land right agreements or extend the existing agreements, the Partnership will not have a contractual right to generate power at the Operating Site or to sell any power it may generate after June 23, 2005. In that case, the Partnership expects to cease operation of the Windsystem on or about June 23, 2005 and to explore various marketing alternatives for the disposition of the Partnership's assets in connection with the anticipated December 31, 2005 end of the term of the Partnership under the Partnership Agreement.

          In addition, the Management Agreement will also terminate on June 23, 2005. If the Partnership's rights under the Power Agreement, the Partial Assignment and the Wind Park Easement Agreement are extended or replaced for a period of time after June 23, 2005, the Partnership plans to explore opportunities to extend or replace the Management Agreement. If such power sales and land rights agreements are not extended or replaced, the Partnership expects to enter into an agreement with EWS or a third party to provide for the maintenance of the Partnership's Turbines for the period during which they are not operating, from June 23, 2005 through the disposition of the Turbines by the Partnership.

     Change in Management and Financial Reports

     Until its appointment in May 2002, following the sale of assets to GEPS, the current management of the Partnership had no material involvement with the business and operations of the Partnership. See "Item 1. BUSINESS - Subsequent Events - Sale to General Electric". In the process of reviewing the Partnership's books and records and through conversations with prior management, it appeared to new management that the Partnership had attempted, but failed, to file with the SEC certain Partnership Exchange Act reports for certain time periods preceding the Enron bankruptcy. The submissions of such reports into the EDGAR filing system were not accepted although prior management apparently believed the filings were made successfully. These reports consist of the Partnership's Form 10-K for the year ended December 31, 1999, the Partnership's Forms 10-Q for each of the three quarters of 2000, the Partnership's Form 10-K for the year ended December 31, 2000, and the Partnership's Forms 10-Q for the first and second quarters of 2001 (collectively, the "Historical Reports"). These reports appear to have been prepared by prior management of the Partnership and audited or reviewed, as the case may be, by Arthur Andersen LLP ("Arthur Andersen"). The Partnership has copies of the EDGAR version of each of such reports as well as most of the cover sheets reflecting the attempted EDGAR submissions. In response to correspondence from the Partnership requesting guidance regarding the filing of the Historical Reports, the Partnership received a letter from the SEC dated June 16, 2004, that, among other things, stated that the Partnership should promptly file its remaining delinquent Forms 10-K and Forms 10-Q. The Partnership is filing this comprehensive Form 10-K for the fiscal years ended December 31, 1999 and 2000 in lieu of filing separate annual and interim reports for such periods.

     During 2003, current management of the Partnership reviewed the current and historical financial information available to it, but was unable to prepare quarterly and annual reports that complied with Exchange Act requirements because the Partnership had not been able to retain an independent auditor. At that time, the fact that EWS was a debtor-in-possession under Chapter 11 of the Bankruptcy Code and the fact that it and ZWM are indirect wholly owned subsidiaries of Enron made it extraordinarily difficult for the Partnership to find an independent auditor to replace Arthur Andersen. In 2003, the Partnership decided to file quarterly and annual operating reports on Form 8-K disclosing unaudited financial and business information about the Partnership on a quarterly basis until the Partnership was able to retain an independent auditor and recommence filing periodic reports on Forms 10-K and 10-Q.

     On November 5, 2003, the Partnership filed a Form 8-K with the SEC disclosing the foregoing information. Thereafter, using Form 8-K, the Partnership filed operating reports with unaudited financial and business information for the fiscal years ended December 31, 2001, 2002 and 2003, and for the fiscal quarters ended March 31, 2003, June 30, 2003 and September 30, 2003. By filing these operating reports, the Partnership publicly disclosed more recent financial and business information. However, the operating reports contained unaudited financial statements and did not meet the requirements for the filing of periodic reports under the Exchange Act. In addition, the operating reports did not cover all periods for which the Partnership failed to file periodic reports. On January 28, 2004, the Partnership retained Hein & Associates LLP as its independent accountant. On May 10, 2004, the Partnership filed with the SEC the Partnership's comprehensive Form 10-K for the fiscal years ended December 31, 2001, 2002 and 2003 and the Partnership's Forms 10-Q for each of the first three quarters of 2003. The Partnership timely filed with the SEC the Partnership's Forms 10-Q for the first three quarters of 2004.


     Resignation of Auditors

     Effective February 5, 2002, Arthur Andersen resigned as independent auditors of the Partnership. The Partnership's Current Report on Form 8-K filed with the SEC on February 13, 2002, as amended by Form 8-K/A, filed with the SEC on February 27, 2002, discloses the required information regarding the Arthur Andersen resignation. The Partnership engaged Hein & Associates LLP as the Partnership's new independent auditor as of January 28, 2004.

Results of Operations for the Year Ended December 31, 2000 Compared to December 31, 1999

During 2000, the Partnership's electricity revenue was $4.5 million, and the Windsystem produced 43.7 million kWh of electricity sold to SCE. This was a decrease of $0.4 million or 8.4% in revenue and a decrease of 4.0 million kWh or 8.3% of electricity produced as compared to 1999.

Costs and expenses during 2000 were $5.1 million, a decrease of $0.2 million or 4.0%, as compared to 1999. Interest expense decreased by $0.3 million as compared to 1999 due to lower average principal balances on the Purchase Notes outstanding in 2000. Management fees and easement fees decreased by $0.03 million in 2000 as compared to 1999. The decrease in management and easement fees is directly related to the decrease in Gross Operating Proceeds received in 2000. "Gross Operating Proceeds" are defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues. Maintenance expenses increased $0.08 million in 2000 as compared to 1999 due primarily to an increase in the required number of repairs, and the increased cost of labor and benefits. Insurance expense increased by 26.9% in 2000 as compared to 1999, which is attributable to, among other things, an increase in market rates. Other operating costs decreased by $0.02 million in 2000 as compared to 1999 due to decreased costs for tax preparation. See Part III, "Item 11. EXECUTIVE COMPENSATION - Operating Site Rentals" for additional information.

Results of Operations for the Year Ended December 31, 1999 Compared to December 31, 1998

During 1999, the Partnership's electricity revenue was $4.9 million, and the Windsystem produced 47.7 million kWh of electricity sold to SCE. This was a decrease of $0.3 million or 6.4% in revenue and a decrease of 3.3 million kWh or 6.4% of electricity produced as compared to 1998.

Costs and expenses during 1999 were $5.3 million, a decrease of $0.1 million or 2.5%, as compared to 1998. Interest expense decreased by $0.2 million in 1999 as compared to 1998 due to lower average principal balances on the Purchase Notes outstanding in 1999. Management fees and easement fees were comparable in 1999 and 1998. Maintenance expenses increased $0.08 million in 1999 as compared to 1998 due primarily to generator and nacelle parts repairs and replacements. Insurance expense decreased 17.3% in 1999 as compared to 1998, which is attributable to, among other things, historical low loss experience and asset devaluation. Other operating expenses increased $0.01 million in 1999 as compared to 1998 due to increased costs for tax preparation and annual accounting audits. See Part III, "Item 11.EXECUTIVE COMPENSATION - Operating Site Rentals" for additional information.

Results of Operations for the Year Ended December 31, 1998 Compared to December 31, 1997

During 1998, the Partnership's electricity revenue was $5.2 million, and the Windsystem produced 51.0 million kWh of electricity sold to SCE. This was an increase of $0.7 million or 16.4% in revenue and an increase of 7.2 million kWh or 16.4% of electricity produced as compared to 1997.

Costs and expenses during 1998 were $5.4 million, a decrease of $0.1 million or $5.2%, as compared to 1997. Interest expense decreased by $0.2 million in 1998 as compared to 1997 due to lower average principal balances on the Purchase Notes outstanding in 1998. Management fees and easement fees increased by $0.02 million in 1998 as compared to 1997. The increase in management and easement fees is directly related to the increase in Gross Operating Proceeds received in 1998. Maintenance expenses increased $0.01 million in 1998 as compared to 1997 due primarily to brake repairs and yaw parts replacement. Insurance expense decreased 19.8% in 1998 as compared to 1997, which is attributed to, among other things, historical low loss experience and asset devaluation. Other operating expenses decreased $0.02 million in 1998 as compared to 1997 due to lower costs for tax preparation and annual financial accounting audits. See Part III, "Item 11.EXECUTIVE COMPENSATION - Operating Site Rentals" for additional information.

Recently Issued Accounting Pronouncements

SFAS NO. 133

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133, as amended, which became effective January 1, 2001, requires all derivatives to be recognized on the balance sheet at fair value. Gains or losses from changes in the fair value are recognized in earnings in the period of change, unless the derivative is designated as a hedging instrument. Gains or losses from hedges of a forecasted transaction or foreign currency exposure are reflected in other comprehensive income. Gains or losses from hedges of a recognized asset or liability or a firm commitment are reflected in earnings for the ineffective portion of the hedge. The adoption of FAS 133 has had no impact on the Partnership's financial position, results of operations or cash flows.


Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's management with the participation of the General Partners' Chief Executive Officer and Chief Financial Officer has evaluated the disclosure requirements of Item 305 of Regulation S-K "Quantitative and Qualitative Disclosures about Market Risk," and has concluded that the Partnership currently has no market risk sensitive instruments for which this disclosure is required.

Safe Harbor Statement Regarding Outlook and Other Forward Looking Data

Portions of this report, including but not limited to Items 1 and 2 and the information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements and involve risks and uncertainties that could significantly affect expected results of operations, liquidity, cash flows and business prospects. Factors that could cause results to differ materially include, but are not limited to: competitive pricing pressures; higher than expected costs; potential liability resulting from pending or future litigation; domestic and international political conditions; political events or insurgent activity; and capital expenditures, acquisitions or dispositions. Forward-looking statements are generally accompanied by words such as "estimate", "project", "predict", "will", "anticipate", "plan", "intend", "believe", "expect" or similar expressions that convey the uncertainty of future events or outcomes. The Partnership expressly disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed might not occur.

Item 8.   FINANCIAL STATEMENTS

The financial statements of the Partnership for the fiscal years ended December 31, 1999 and 2000 filed as part of this Form 10-K and listed in response to Part IV, "Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K" hereof, are incorporated by reference herein.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Partnership's records indicate that no independent accountant either resigned or was dismissed during fiscal years 1998, 1999 and 2000.

Subsequent Events

Effective February 5, 2002, Arthur Andersen resigned as independent auditors of the Partnership. See the Partnership's Current Report on Form 8-K filed with the SEC on February 13, 2002, as amended by Form 8-K/A, filed with the SEC on February 27, 2002, which is incorporated herein by reference. The Partnership engaged Hein & Associates LLP as the Partnership's new independent auditor as of January 28, 2004.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership does not have any employees or directors. The General Partner of the Partnership is ZWM, a California limited liability company, wholly-owned by EWS. Under the terms of the Partnership Agreement, the General Partner holds the exclusive right to manage the business and affairs of the Partnership. The Limited Partners, a special limited partner, and the substituted limited partners as defined in the Partnership Agreement are not entitled to exercise any rights or powers to manage the business and affairs of the Partnership. The Limited Partners, special limited partner and substituted limited partners have voting rights only with respect to certain fundamental changes in the nature and operation of the Partnership, as set forth in the Partnership Agreement.

Executive Officers

Set forth below is certain information regarding the officers of ZWM as of March 30, 2005 that may be deemed executive officers of the Partnership for SEC reporting purposes.

Eric D. Gadd, age 49, has served as President and Chief Executive Officer of ZWM since September 26, 2002, and has served as President and Chief Executive Officer of EWS since May 11, 2002. Mr. Gadd is responsible for managing and restructuring the global wind business operations of EWS and its affiliates. Prior to his current assignment, Mr. Gadd served as vice president of business development for one of Enron's natural gas pipeline affiliates. From 1995 to 2001, he was involved in business development and commercial management in Enron's London office.

Mary H. Cilia, age 43, has served as Chief Financial Officer and Treasurer of ZWM since May 3, 2004 and served as Chief Financial Officer and Treasurer of EWS from June 24, 2003 through November 16, 2004. Prior to her current assignment, Ms. Cilia served in various accounting capacities for Enron and certain Enron affiliates from 1999 to 2002.

Mr. Gadd and Ms. Cilia were executive officers of various subsidiaries of Enron that filed voluntary petitions for Chapter 11 reorganization with the U.S. Bankruptcy Court for Southern District of New York filed in connection with the Enron Bankruptcy. See Part I, "Item 1 - BUSINESS - Subsequent Events - Bankruptcy and Mergers" for additional information.

Directors

EREC, which indirectly holds the sole membership interest in ZWM, has a board of directors. Because neither the Partnership nor ZWM has an audit committee or a board of directors, the board of directors of EREC serves the role of the audit committee for the Partnership and these directors may be deemed to be directors of the Partnership under the Exchange Act. Set forth below is certain information regarding the directors of EREC as of March 30, 2005.

K. Wade Cline, age 42, became a director of EREC on November 17, 2004. Mr. Cline was elected as Managing Director and Assistant General Counsel of Enron in February 2002. Mr. Cline has served multiple Enron companies in various legal and management roles since 1992.

Robert Semple, age 59, has been a director of EREC since December 12, 2002 and has served as a financial insolvency consultant with Kroll Zolfo Cooper LLC ("Kroll") since 2000. In connection with the Enron Bankruptcy, the debtors retained the services of Stephen Forbes Cooper, LLC ("SFC"), an affiliate of Kroll, as an independent contractor to provide management services for the debtors. SFC has a shared-employee arrangement with Kroll and Mr. Semple provides management services to Enron and its subsidiaries in connection with his relationship with Kroll. Mr. Semple served as an independent management consultant for various companies prior to his association with Kroll. The board of directors of EREC has determined that Mr. Semple is an "audit committee financial expert" as such term is defined by the rules of the SEC. Mr. Semple is not "independent" as such term is defined under the listing standards of the New York Stock Exchange.

Robert H. Walls, Jr., age 44, became a director of EREC on November 17, 2004. Mr. Walls was elected as Executive Vice President and General Counsel of Enron in March 2002. Mr. Walls has served multiple Enron companies in various senior legal roles since 1992. Mr. Walls is also a member of the board of directors of Portland General Electric Company.

Eric D. Gadd was a director of EREC from September 26, 2002 through November 16, 2004.

Messrs. Cline, Semple and Walls were executive officers of various subsidiaries of Enron that filed voluntary petitions for Chapter 11 reorganization with the U.S. Bankruptcy Court for Southern District of New York filed in connection with the Enron Bankruptcy. See Part I, "Item 1 - BUSINESS - Subsequent Events - Bankruptcy and Mergers" for additional information. In addition, Mr. Cline was an executive officer of Dabhol Power Company, a foreign Enron affiliated entity, for which a receiver was appointed.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires the Partnership's directors, officers, and persons who own more than 10% of a registered class of the Partnership's equity securities to file reports of ownership and changes in ownership with the SEC. Two of the current directors of EREC, Robert H. Walls, Jr. and K. Wade Cline, each filed a late Form 3 with the SEC on December 17, 2004.


Code of Ethics

Enron (and all of its subsidiary companies, including ZWM and EWS) is subject to and covered by the Enron Corp. Code of Ethics (which applies to all covered employees, officers and directors). The foregoing individuals are also subject to and governed by the Enron Corp. Accounting and Financial Reporting Code of Ethics, which also applies to all employees of Enron and its subsidiaries, including ZWM and EWS. A copy of the Enron Corp. Code of Ethics is available, without charge, upon request in writing to the Partnership at 1221 Lamar Street, Suite 1600, Houston, Texas 77010 Attention: Investor Relations.

Delegation of Management

The Partnership has delegated certain aspects of the operation, management, maintenance and repair of the Windsystem to EWS pursuant to the Management Agreement. See Part I, "Item 1. BUSINESS - Operation and Maintenance Services" and "Subsequent Events".

Item 11.   EXECUTIVE COMPENSATION

As the Partnership has no employees, it does not pay executive compensation to any individual. The General Partner participates in the profits and losses of the Partnership by virtue of its partnership interests, and EWS receives payment under the Management Agreement for services rendered thereunder. During 2002, 2003 and 2004, Mr. Gadd and Ms. Cilia were compensated by Enron, or subsidiaries of Enron, for all of their services rendered, including services rendered to the Partnership, and were not compensated directly by the Partnership. Mr. Semple was compensated for all of his services rendered, including services to the Partnership, by Kroll, an affiliate of SFC which was retained by the debtors in the Enron Bankruptcy to provide management services for the debtors. SFC has a shared-employee arrangement with Kroll and Mr. Semple provides management services to Enron and its subsidiaries in connection with his relationship with Kroll. Messrs. Walls and Cline were compensated for all of their services rendered, including services to the Partnership, by Enron. Messrs. Gadd, Semple, Walls and Cline have not been compensated directly by the Partnership for their services as directors of EREC.

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

The Partnership makes distributions in accordance with the terms of the Partnership Agreement. The Partnership did not distribute any amounts during 1999 or 2000.

Windsystem Management Fees

As compensation for its services under the Management Agreement, EWS receives a management fee of 2% of the Partnership's gross operating proceeds ("Gross Operating Proceeds"). Gross Operating Proceeds are defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues. Under the Management Agreement, EWS is also reimbursed for 115% of the maintenance costs, including labor and material costs that it incurs in the performance of services, including services by third parties. Upon termination of the Management

Agreement in June 2005, EWS will be entitled to receive an incentive fee equal to the balance of the cash reserve maintained in connection with the Purchase Notes. As of March 29, 2005, no cash reserve had been established. During each of 1999 and 2000, the Partnership incurred $0.1 million for management fees. During the same periods, the Partnership incurred $1.0 million and $1.1 million, respectively, for cost reimbursement of maintenance and other operating costs under the Management Agreement.

Operating Site Rentals

Under the Wind Park Easement Agreement, Mesa charges the Partnership rental fees for use of the Operating Site and Infrastructural Improvements in an amount equal to the greater of 5% of Gross Operating Proceeds or the Partnership's pro rata share (with the other producers of electric energy from wind power on the Operating Site) of the payments due the BLM under the Right-of-Way Grant. For 1999 and 2000, the Partnership's easement fees were $0.3 million and $0.2 million, respectively.

Interest on Purchase Notes

MCC earns interest from the Partnership on the principal balance outstanding under the Purchase Notes (from inception until January 1990, at a rate of 13% per annum and at a rate of 11% per annum thereafter). See Part III, "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Purchase Note Financing" for additional information. During 1999 and 2000, MCC earned $1.2 million and $0.9 million, respectively, in interest on principal under the Purchase Notes from the Partnership.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain Beneficial Owners

To the Partnership's knowledge, no person (including a "group" as that term is used in Section 13(d)(3) of the Exchange Act) is the beneficial owner of more than 5% of the Partnership's equity interests.

Ownership of Management

ZWM owns the sole general partner interest in the Partnership. ZWM also owns the substituted limited partner interest transferred by PAMC as discussed in Part III, "Item 11- EXECUTIVE COMPENSATION - Distributions" and two Units. No person who is deemed to be an executive officer or director of the Partnership as of March 30, 2005 owns any interest in the Partnership, ZWM, EREC or any of its subsidiaries.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following summarizes payments made to and proposed to be made to, and made by and proposed to be made by, the Partnership to the General Partner and its affiliates in connection with certain agreements. These payments were determined by and among affiliated entities and, consequently, are not the result of arm's-length negotiations.

EWS receives payments from the Partnership pursuant to the Management Agreement. EWS has an indirect 50% interest in MCC, which receives payments from the Partnership pursuant to the Purchase Notes. EWS also has a 50% interest in Mesa, which receives easement payments from the Partnership pursuant to the Wind Park Easement Agreement. In addition, Mesa allocates payments received from SCE pursuant to the Power Agreement to the Partnership based upon the amount of electricity generated by the Partnership. Eric Gadd has been the President and Chief Executive Officer of EWS since May 11, 2002. Wade Cline has been a Vice President of EWS since November 17, 2004. From March 17, 2003 through November 16, 2004 Robert Semple was Managing Director of EWS and effective November 17, 2004, he became Associate Restructuring Director of EWS.

Purchase Note Financing

Prior to maturity on December 31, 2002, the Purchase Notes were payable in equal semi-annual installments of principal and interest over 18 years, commencing in 1984. Interest was accrued from 1984 to January 1990 at a 13% rate per annum and at an 11% rate per annum thereafter. At December 31, 1999, approximately $13.3 million, including $4.0 million of accrued interest, was due to MCC under the Purchase Notes, while at December 31, 2000, approximately $11.3 million, including $ 4.8 million of accrued interest, was due to MCC under the Purchase Notes, which were then in arrears. During 1999 and 2000, the Partnership made principal payments to MCC on the Purchase Notes of $2.4 million and $2.7 million, respectively. The Partnership is in default of the Purchase Notes. Upon notice of default, MCC has a right to foreclose against its security interest in the assets of the Partnership, including the Turbines. As of March 30, 2005, MCC had not notified the Partnership of its intent to foreclose on its security interest. See Part II, "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources" for additional information.

Management of the Windsystem

Under the Management Agreement, EWS is obligated to exercise due diligence in performing its duties and obligations. EWS's duties and obligations include, but are not limited to: (1) representing the Partnership in its dealings with SCE,
(2) collecting all revenues from SCE, (3) disbursing funds to cover necessary operating costs, including without limitation repairs and maintenance, easements, property taxes, debt service and insurance, (4) hiring and supervising operating and maintenance personnel, (5) causing the Turbines to be maintained in good condition and repair, (6) complying with any orders or obligations imposed by any governmental agency with jurisdiction, unless the Partnership instructs to the contrary, (7) investigating all accidents or damage relating to the ownership, operation or maintenance of the Turbines or infrastructural facilities, (8) enforcing warranty and insurance claims associated with the Turbines, the infrastructural facilities and components thereof, (9) complying with the Right-of-Way Grant operating conditions and requirements, (10) operating, maintaining and repairing the infrastructural facilities, (11) maximizing production of electric power, (12) using best efforts to ensure costs and expenses are reasonable and competitive with those of unaffiliated third parties, (13) providing quarterly accounting and operating reports, and (14) performing other services, in its reasonable judgment, that it may deem necessary.

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

During 1999, the Partnership made payments under the Management Agreement to or on behalf of EWS in an aggregate amount of approximately $1.1 million. During 2000, the Partnership made payments under the Management Agreement to or on behalf of EWS in an aggregate amount of approximately $1.2 million. See Part I, "Item 1 - BUSINESS - Operation and Maintenance Services".


Wind Park Easement Agreement

The Partnership uses a portion of the Operating Site and the Infrastructural Improvements pursuant to the Wind Park Easement Agreement. Under the Wind Park Easement Agreement, Mesa charges the Partnership easement fees in an amount equal to the greater of 5% of Gross Operating Proceeds or the Partnership's pro rata share (with the other producers of electric energy from wind power on the Operating Site) of the payments due the BLM under the Right-of-Way Grant. During 1999 and 2000 the Partnership paid Mesa $0.3 million and $0.2 million in easement fees, respectively.

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

Partial Assignment

Under the Partial Assignment, Mesa is an agent for the Partnership in connection with the collection of the payments from SCE for deliveries of electric power to SCE by the Partnership under the Power Agreement. Mesa also serves as an agent for ZPII under a similar partial assignment of the Power Agreement relating to that entity. Mesa allocates the payments received from SCE under the Power

Agreement between the Partnership and ZPII based upon the prorata amount of electricity generated by each entity with respect to the period applicable to such payment. During 1999 and 2000, Mesa allocated and distributed to the Partnership approximately $4.6 million and $5.0 million, respectively, of revenues received from SCE under the Power Agreement.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1       Financial Statements

           Balance Sheets at December 31, 2000 and 1999
           Statements of Operations for the years ended December 31, 2000, December 31, 1999 and December 31, 1998

           Statements of Changes in Partners' Capital (Deficit) for the years ended December 31, 2000, December 31, 1999 and December 31, 1998

           Statements of Cash Flows for the years ended December 31, 2000, December 31, 1999 and December 31, 1998.

           Notes to Financial Statements

           Addendum to Notes to Financial Statements
           Additional Unaudited Financial Information
(a)2       Schedules None
(a)3       Exhibits


     Number             Description

     3.1 First Amended and Restated Certificate and Agreement of Limited Partnership of Zond-PanAero Windsystem Partners I entered into on November 29, 1984 (Incorporated by reference from Exhibit A to the Partnership's Registration Statement on Form 10 dated April 29, 1985).

     3.2 First Amendment to First Amended and Restated Certificate dated as of June 27, 1988 (Incorporated by reference from Exhibit 3.2 to the Partnership's Annual Report on Form 10-K (File No. 0-13510) for the fiscal year ended December 31, 1988).

    10.1 Wind Park Power Purchase and Sales Agreement between PanAero and Southern California Edison Company dated April 12, 1982; Assignment of Wind Park Power Purchase and Sales Agreement dated July 28, 1984, between PanAero and Mesa; and Partial Assignment of Wind Park Power Purchase and Sales Agreement effective September 25, 1984, between Mesa and the Partnership (Incorporated by reference from Exhibit B to the Partnership's

                  Registration Statement on Form 10 dated April 29, 1985); and Amendment to Partial Assignment of Wind Park Power Purchase and Sales Agreement effective December 31, 2004, between Mesa and the Partnership (Incorporated by reference from Exhibit
                  10.1 to the Partnership's Current Report on Form 8-K dated February 16, 2005).

    10.2 Right-of-Way Grant (Serial No. CA-11688-A) issued by the Bureau of Land Management of the United States Department of the Interior to PanAero and assigned to Mesa (Incorporated by reference from Exhibit C to the Partnership's Registration Statement on Form 10 dated April 29, 1985); as amended by the Decision of the United States Department of the Interior Bureau of Land Management dated December 19, 2002 (Incorporated by reference from Exhibit 10.2 to the Partnership's Annual Report on Form 10-K (File No. 0-13510) for the fiscal years ended December 31, 2001, 2002 and 2003).

    10.3 Wind Park Easement Agreement dated as of September 7, 1984, between Mesa and the Partnership; Amendment to Wind Park Easement Agreement dated as of November 28, 1984 (Incorporated by reference from Exhibit D to the Partnership's Registration Statement on Form 10 dated April 29, 1985); and Amendment to Wind Park Easement Agreement effective December 31, 2004 between Mesa and the Partnership (Incorporated by reference from Exhibit 10.3 to the Partnership's Current Report on Form 8-K dated February 16, 2005).

    10.4 Windsystem Management Agreement dated July 27, 1988, between EWS and the Partnership, and First Amendment to Windsystem Management Agreement, (Incorporated by reference from Exhibit
                  10.5 to the Partnership's Annual Report on Form 10-K (File No. 0-13510) for the fiscal year ended December 31, 1988).

    10.5 Second Amendment to Windsystem Management Agreement between EWS and the Partnership (Incorporated by reference from Exhibit 10.5 to the Partnership's Annual Report on Form 10-K (File No. 0-13510) for the fiscal year ended December 31,
                  1989); and Third Amendment to Windsystem Management Agreement effective December 31, 2004 between EWS and the Partnership (Incorporated by reference from Exhibit 10.2 to the Partnership's Current Report on Form 8-K dated February 16,
                  2005).

    10.6 Purchase Note and Security Agreement dated as of November 26, 1984, between MCC and the Partnership (Incorporated by reference from Exhibit G to the Partnership's Registration Statement on Form 10 dated April 29, 1985).

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

         None

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


                                 Zond-PanAero Windsystem Partners I

                                 By:  Zond Windsystems Management LLC,
                                 General Partner

                                 By:       /s/ Eric D. Gadd
                                    -----------------------------------------
                                 Eric D. Gadd
                                 Chief Executive Officer

                                 March 30, 2005



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                       Title                      Date
           ---------                       -----                      ----

By: /s/ Eric D. Gadd         Chief Executive Officer of Zond      March 30, 2005
   ---------------------     Windsystems Management LLC, the
       Eric D. Gadd          General Partner of Zond-Pan Aero
                             Windsystem Partners I

By: /s/ Mary H. Cilia        Chief Financial Officer of Zond      March 30, 2005
   ---------------------     Windsystems Management LLC, the
        Mary H. Cilia        General Partner of Zond-Pan Aero
                             Windsystem Partners I

By: /s/ Robert Semple        Director of Enron Renewable Energy   March 30, 2005
   ---------------------     Corp.
        Robert Semple

By: /s/ Robert H. Walls Jr.  Director of Enron Renewable Energy   March 30, 2005
   ------------------------  Corp.
       Robert H. Walls Jr.

By: /s/ Kenneth Wade Cline   Director of Enron Renewable Energy   March 30, 2005
   -----------------------   Corp.
       Kenneth Wade Cline

                                  Exhibit Index

     Number             Description

     3.1 First Amended and Restated Certificate and Agreement of Limited Partnership of Zond-PanAero Windsystem Partners I (Incorporated by reference from Exhibit A to the Partnership's Registration Statement on Form 10 dated April 29, 1985).

     3.2 First Amendment to First Amended and Restated Certificate dated as of June 27, 1988 (Incorporated by reference from Exhibit 3.2 to the Partnership's Annual Report on Form 10-K (File No. 0-13510) for the fiscal year ended December 31,
                  1988).

     10.1 Wind Park Power Purchase and Sales Agreement between PanAero and Southern California Edison Company dated April 12, 1982; Assignment of Wind Park Power Purchase and Sales Agreement dated July 28, 1984, between PanAero and Mesa; and Partial Assignment of Wind Park Power Purchase and Sales Agreement effective September 25, 1984, between Mesa and the Partnership (Incorporated by reference from Exhibit B to the Partnership's Registration Statement on Form 10 dated April 29, 1985); and Amendment to Partial Assignment of Wind Park Power Purchase and Sales Agreement effective December 31, 2004, between Mesa and the Partnership (Incorporated by reference from Exhibit
                  10.1 to the Partnership's Current Report on Form 8-K dated February 16, 2005).

     10.2 Right-of-Way Grant (Serial No. CA-11688-A) issued by the Bureau of Land Management of the United States Department of the Interior to PanAero and assigned to Mesa (Incorporated by reference from Exhibit C to the Partnership's Registration Statement on Form 10 dated April 29, 1985); amended by Decision of the United States Department of the Interior Bureau of Land Management dated December 19, 2002 (Incorporated by reference from Exhibit 10.2 to the Partnership's Annual Report on Form 10-K (File No. 0-13510) for the fiscal years ended December 31, 2001, 2002 and 2003).

     10.3 Wind Park Easement Agreement dated as of September 7, 1984, between Mesa and the Partnership; Amendment to Wind Park Easement Agreement dated as of November 28, 1984 (Incorporated by reference from Exhibit D to the Partnership's Registration Statement on Form 10 dated April 29, 1985); and Amendment to Wind Park Easement Agreement effective December 31, 2004 between Mesa and the Partnership (Incorporated by reference from Exhibit 10.3 to the Partnership's Current Report on Form 8-K dated February 16, 2005).

     10.4 Windsystem Management Agreement dated July 27, 1988, between EWS and the Partnership, and First Amendment to Windsystem Management Agreement, (Incorporated by reference from Exhibit
                  10.5 to the Partnership's Annual Report on Form 10-K (File No. 0-13510) for the fiscal year ended December 31, 1988).

     10.5 Second Amendment to Windsystem Management Agreement between EWS and the Partnership (Incorporated by reference from Exhibit 10.5 to the Partnership's Annual Report on Form 10-K (File No. 0-13510) for the fiscal year ended December 31,
                  1989); and Third Amendment to Windsystem Management Agreement effective December 31, 2004 between EWS and the Partnership (Incorporated by reference from Exhibit 10.2 to the Partnership's Current Report on Form 8-K dated February 16,
                  2005).

     10.6 Purchase Note and Security Agreement dated as of November 26, 1984, between MCC and the Partnership (Incorporated by reference from Exhibit G to the Partnership's Registration Statement on Form 10 dated April 29, 1985).

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

     32.1*        Section 1350 Certification of Eric D. Gadd

     32.2*        Section 1350 Certification of Mary H. Cilia

* Filed with this report

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                              FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


Independent Auditor's Report

Balance Sheets at                                                           F-1
December 31, 2000 and 1999

Statements of Operations for the years ended                                F-2
December 31, 2000, 1999 and 1998

Statements of Changes in Partners' Capital (Deficit) for the                F-3
years ended December 31, 2000, 1999 and 1998

Statements of Cash Flows for the years ended                                F-4
December 31, 2000, 1999 and 1998

Notes to Financial Statements                                               F-5

Addendum to Notes to Financial Statements                                   F-6

Additional Unaudited Financial Information                                  F-7

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP ("ARTHUR ANDERSEN") AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN. THE INCLUSION OF THIS PREVIOUSLY ISSUED ARTHUR ANDERSEN REPORT IS PURSUANT TO THE "TEMPORARY AND FINAL RULE FOR AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS", ISSUED BY THE SECURITIES AND EXCHANGE COMMISSION ("SEC") IN MARCH 2002. CERTAIN FORWARD-LOOKING AND OTHER STATEMENTS CONTAINED IN THE NOTES TO FINANCIAL STATEMENTS CANNOT BE RELIED UPON AND ARE SUPPLEMENTED BY ADDITIONAL UPDATED INFORMATION CONTAINED IN THE SECTION ENTITLED "ADDENDUM TO NOTES TO FINANCIAL STATEMENTS" FOLLOWING THE NOTES TO FINANCIAL STATEMENTS. THE "ADDENDUM TO NOTES TO FINANCIAL STATEMENTS" SECTION WAS NOT REVIEWED BY ARTHUR ANDERSEN.

Arthur Andersen, the accounting firm that audited the Partnership's financial statements for the fiscal years ended December 31, 1999 and December 31, 2000, ceased practicing before the SEC effective August 31, 2002. Arthur Andersen did not participate in the preparation of this Form 10-K, and did not consent to the inclusion of its audit report in this Form 10-K. As a result, holders of the Partnership's limited partnership units (the "Units") may have no effective remedy against Arthur Andersen in connection with a material misstatement or omission in the financial statements to which its audit report relates. In addition, even if such holders were able to assert such a claim, because it has ceased operations, Arthur Andersen may fail or otherwise have insufficient assets to satisfy claims made by holders of the Partnership Units that may arise under federal securities laws or otherwise with respect to Arthur Andersen's report.

Following the Notes to Financial Statements is a section entitled "Addendum to Notes to Financial Statements." This section includes information that supplements the Notes to Financial Statements for the years ended December 31, 1999 and December 31, 2000. The certifications attached as Exhibits 31.1, 31.2,
32.1 and 32.2 to this Form 10-K certify with respect to the financial statements contained herein as supplemented by the information in the section "Addendum to Notes to Financial Statements."

To the Partners of Zond-PanAero Windsystem Partners I
(a California Limited Partnership"):

We have audited the accompanying balance sheets of Zond-PanAero Windsystem Partners I, as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zond-PanAero Windsystem Partners I as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

As further described in the notes to the financial statements, Zond-PanAero Windsystem Partners I has extensive transactions and relationships with the affiliates. Because of these relationships, it is possible that the terms of these transactions are not the same as those which would result from transactions among wholly unrelated parties.

Los Angeles, California
March 27, 2001

/S/ARTHUR ANDERSEN

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                             (Dollars in thousands)

                                       December 31, 2000      December 31, 1999
                                       -----------------      -----------------

Assets
Current assets:
  Cash and cash equivalents                  $17                    $54
  Accounts receivable                        290                    404
  Accounts receivable from related party       9                      -
  Other current assets                        52                     49

                                       ----------------------------------------
Total current assets                         368                    507
                                       ----------------------------------------

Property, Plant and Equipment
  Buildings                                   98                     98
  Plant and equipment                       49,561                 49,561
  Less - accumulated depreciation          (39,731)              (37,234)
                                       ----------------------------------------
  Property, Plant and Equipment, net         9,928                12,425

                                       ----------------------------------------
  Total assets                             $10,296               $12,932
                                       ========================================

Liabilities and partners' deficit
Current liabilities:
  Accounts payable and accrued expenses      $26                   $27
  Accounts payable to related party          169                   195
  Current portion of notes payable to
    related party                          3,084                  2,719
  Accrued interest to related party        4,753                  4,073

                                       ----------------------------------------
 Total current liabilities                 8,032                  7,014
                                       ========================================

 Notes payable to related party, less      3,498                  6,583
   current portion
Partners deficit
  General partners                          (5)                     (2)
  Limited partners                        (1,805)                (1,242)
  Substituted limited partner (Note 1)      (5)                     (2)
  Contributed capital                       581                     581

                                       ----------------------------------------
  Total partners' deficit                 (1,234)                 (665)
                                       ----------------------------------------

                                       ----------------------------------------
Total liabilities and partners' deficit    $10,296               $12,932
                                       ========================================

The accompanying notes are an integral part of the financial statements.

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
    (Dollars in thousands, except per Unit value, which is in whole dollars)


                                             For the years ended December 31,
                                       ----------------------------------------
                                             2000           1999          1998
                                       ----------------------------------------
Revenue
  Sale of electricity                       $4,468         $4,864        $5,199
  Other income                                43             48            45
                                       ----------------------------------------

 Total revenue                               4,511          4,912         5,244

Costs and expenses:
  Depreciation                               2,497          2,497         2,497
  Interest expense                            940           1,214         1,455
  Property taxes                              110            102           74

  Management and easement fees to
 related party                                321            350           352
  Maintenance and other operating
  costs to related parties                   1,112          1,029          948
  Insurance costs                             85             67            81
  Other operating costs                       15             33            22
                                       ----------------------------------------

Total costs and expenses                     5,080          5,292         5,429
                                       ----------------------------------------
                                       ----------------------------------------
Net income                                   (569)          (380)         (185)
                                       ========================================
                                       ----------------------------------------
Net income per unit                          (478)          (319)         (155)
                                       ========================================

Number of outstanding
Limited Partner Units                        1,190          1,190         1,190
                                       ========================================



The accompanying notes are an integral part of the financial statements.



                                                 ZOND-PANAERO WINDSYSTEM PARTNERS I,
                                                  A CALIFORNIA LIMITED PARTNERSHIP
                                             STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                                       (Dollars in thousands)


                                             For the years ended December 31, 2000, 1999 and 1998


                                                                            Substituted
                                                                              Limited      Contributed
                                                    General     Limited       Partner        Capital
                                          Total     Partner     Partners      (Note 1)      (Note 4)
                                       ----------------------------------------------------------------
                                         100.00%     0.50%       99.00%        0.50%
                                       ----------------------------------------------------------------

Balances at December 31, 1998            (285)         -         (866)           -             581

Net loss                                 (380)        (2)        (376)          (2)             -

Balances at December 31, 1999            (665)        (2)       (1,242)         (2)            581

Net loss                                 (569)        (3)        (563)          (3)             -
                                       ----------------------------------------------------------------

Balances at December 31, 2000          (1,234)        (5)       (1,805)         (5)            581



The accompanying notes are an integral part of the financial statements.

                                       F-3

                                           ZOND-PANAERO WINDSYSTEM PARTNERS I,
                                            A CALIFORNIA LIMITED PARTNERSHIP
                                                STATEMENTS OF CASH FLOWS
                                                  (Dollars in thousands)


                                               For the years ended December 31,
                                          -------------------------------------
                                            2000            1999           1998
                                          -------------------------------------
Cash Flow From Operating
Activities:
Net loss                                    $(569)        $(380)         $(185)
Reconciliation of net income
(loss)
to net cash provided by operating
activities:

Depreciation                                2,497         2,497           2,497

Changes in operating assets
 and liabilities
 Accounts receivable                          105           139           (175)
 Prepaid insurance and other                  (3)            37           (50)
 Accounts payable and
 accrued expenses                             (1)             5           (7)
 Amount payable to related party             (26)           (65)          100
 Accrued interest payable to
 related party                               680             209          (239)
                                          -------------------------------------

Net cash provided by operating
 activities                                 2,683         2,442           1,941

Cash flows used in financing
 activities:

Principal payments on notes
payable to related party                   (2,720)       (2,398)        (2,114)
                                          -------------------------------------

Net increase (decrease) in
cash and cash equivalents                    (37)           44           (173)

Cash and cash equivalents at
beginning of period                           54            10            183
                                          -------------------------------------

Cash and cash equivalents at end of
period                                       $17           $54            $10
                                          =====================================
Supplemental disclosure of
cash flow information:
 Cash paid during the year for
interest                                    $260         $1,006          $1,694
The accompanying notes are an integral part of the financial statements.

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

NOTE 1 - THE PARTNERSHIP


Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership"), was formed on June 29, 1984 to purchase and operate a system of 300 Vestas V-15 wind turbine electric generators (the "Turbines"). The Turbines, together with certain infrastructural facilities which are owned by Mesa Wind Developers ("Mesa"), a joint venture between Enron Wind Systems, Inc. ("EWS") and an affiliate of PanAero Corporation ("PanAero"), form an integrated electric power generating facility (the "Windsystem") with a rated capacity of 19.5 megawatts in the San Gorgonio Pass near Palm Springs, California. The general partner of the Partnership is Zond Windsystems Management Corporation ("ZWMC"), a wholly-owned subsidiary of EWS. PAMC Management Corporation ("PAMC"), formerly named PanAero Management Corporation, a wholly-owned subsidiary of PanAero, formerly served as a general partner of the Partnership. In June 1988, ZWMC solicited a vote by proxy of the limited partners to remove PAMC as a general partner; pursuant to that vote, PAMC was converted to a limited partner (the "Substituted Limited Partner"). EWS is a developer and operator of commercial wind-powered electric generating facilities and PanAero is a wind resources development company. On January 3, 1997, EWS's parent, Zond Corporation, became a wholly-owned subsidiary of Enron Renewable Energy Corporation ("EREC"), which was a majority owned subsidiary of Enron Corp. ("Enron"). In May 1997, the name of Zond Corporation was changed to Enron Wind Corp. In February 2000, Enron acquired 100% of EREC.

The Partnership shall effectively terminate December 31, 2004, unless earlier terminated in accordance with the provisions of the Partnership Agreement.

The Windsystem, which became operational in November 1984, was constructed by Mesa Construction Company ("MCC"), a joint venture between an affiliate of EWS and an affiliate of PanAero (Note 3 and 4). Mesa has title to the Windsystem's infrastructural facilities including the power substation, however Mesa has granted the Partnership a security interest in such facilities.

The accompanying financial statements include substantial transactions with related parties. These transactions are further described in Notes 3 and 4.

A summary of the major operating agreements entered into by the Partnership, directly or indirectly, is set forth below:

(1) The Partnership sells the electricity produced by the Turbines to Southern California Edison Company ("SCE"), a wholly-owned subsidiary of Edison International, pursuant to a power purchase and sales agreement (the "Power Agreement") assigned to the Partnership by Mesa. (See Note 7). The Partnership's interest in the Power Agreement will expire on December 31, 2004. SCE purchases electricity produced by the Turbines at a price equal to the greater of 89% of SCE's Cost of Energy (as defined in the Power Agreement) or a floor price of $.102 per kilowatt hour ("kWh"), with the limitation that when 89% of SCE's Cost of Energy exceeds $.20 kWh, the price per kilowatt paid by SCE will be limited to $.20 per kWh plus 70% of the difference between 89% of SCE's Cost of Energy and $.20 per kWh. During the years ended December 31, 1999 and December 31, 2000 the Partnership earned $.102 per kWh.

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

(3) The land on which the Windsystem is located is owned by the United States Bureau of Land Management ("BLM"). BLM issued a right-of-way grant to PanAero, which was subsequently assigned to Mesa. The initial term of the right-of-way grant expires on January 26, 2003, but the grant may be extended for an additional ten years. Mesa is required to pay BLM annual right-of-way rental payments for the Windsystem's site. Effective January 1, 1996, BLM changed the rental payment from the greater of a fixed fee of $237,000 based on acreage utilized or 2% of gross revenues from the sale of electricity to a flat rent of $79,000. Annual rental payments may be increased by BLM to reflect an increase in the fair rental value of the land covered by the right-of-way grant.

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

The Partnership's significant distributions and allocations are as follows:

(1) Cash may be distributed to the Partners to the extent not needed to make semiannual payments on notes payable and to maintain a reserve equal to twelve months anticipated partnership costs and expenses. Cash distributions and profit and loss allocations are to be made to the limited partners, Substituted Limited Partner and General Partner in proportions of 99%, .5% and .5%, respectively, through the date on which the aggregate amount of cash distributions to limited partners is $10,000,000. After such date, cash distributions and profit and loss allocations will be made in proportions of 75%, 10%, 10% and 5%, respectively, to the limited partners, Substituted Limited Partner, General Partner and the placement agent for the Partnership's private placement of limited partnership units in 1984 (the "Special Limited Partners").


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Partnership's accounting records are maintained on the basis used for federal income tax reporting purposes. For purposes of filing with the Securities and Exchange Commission, the accounting records have been adjusted to reflect generally accepted accounting principles ("GAAP") (See Note 8).

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

The estimated fair value of the Partnership's note payable to related party is not materially different from its carrying amount. The fair value is based on the discounted present value cash flows using the Partnership's current borrowing rate.

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

NOTE 3 - PURCHASE NOTES PAYABLE

The Partnership paid MCC a total of $48,930,000 for the purchase, construction and installation of the Turbines, comprising $22,430,000 in cash and $26,500,000 in the form of eighteen-year, 13% notes payable in equal semiannual installments of principal and interest totaling $1,921,500 (the "Purchase Notes"). Under an agreement reached in April 1989, MCC reduced the interest rate on the Purchase Notes to 11% effective in January 1990. The Partnership has secured payment of the Purchase Notes by granting MCC security interests in all of the personal property and fixtures owned by the Partnership, including the Windsystem.

The aggregate scheduled maturities of the Purchase Notes and related interest payments, including arrears, are as follows (in 000's):

                                ---------------------Notes---------------------
                                Principal           Interest              Total
                  2001         $3,084              $5,369               $ 8,453
                  2002          3,498                 292                 3,790
                      Total    $6,582              $5,661               $12,243

The Partnership's cash flows have been insufficient to pay all scheduled interest associated with the Purchase Notes. Consequently, at December 31, 2000, the Partnership was in arrears with respect to interest payments totaling $4,728,000 ($4,037,000 at December 31, 1999). The General Partner believes that all amounts due under the Purchase Notes will not be paid by the scheduled maturity date of 2002. The covenant violations give MCC the rights of foreclosure against the collateral of its loans as defined in the Purchase Note agreements. Zond Construction Corporation, a general partner of MCC, has granted a waiver of its rights to foreclosure due to the note payment defaults through December 31, 2001.


NOTE 4 - AMOUNTS PAYABLE TO RELATED PARTIES, NET

In addition to the Purchase Notes (See Note 3) the following amounts were due to
(from) related parties:

                                                  December 31,
                                            1999               2000
Payable to Mesa                            $190,000         $169,000
Payable to (from) other entities              5,000           (9,000)
Total                                      $195,000         $160,000

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

(2) Mesa assigned the Partnership easement rights to the land in which Partnership's turbines are located on (Note 1). The Partnership incurred $251,000, $250,000 and $229,000 in 1998, 1999, and 2000, respectively, pursuant to this agreement of which $190,000 and $169,000 were payable at December 31, 1999 and 2000, respectively.

(3) The Partnership has contracted with EWS to operate and maintain the Turbines and to perform certain management and administrative services (Note 1). The Partnership incurred expenses of $1,049,000, $1,138,000, and $1,204,000 in 1998,
1999, and 2000, respectively, pursuant to this agreement of which $5,000 and $(9,000) were payable(receivable) at December 31, 1999 and 2000, respectively.

NOTE 5- LITIGATION


In July of 1995, PanAero, among other plaintiffs, filed a lawsuit entitled, PanAero Management Corporation et al. v. Zond Systems, Inc., et al. (now know as EWS). The plaintiffs alleged that defendants improperly allocated certain expenses to Zond-PanAero Windsystem Partners I. Those wind farms are operated and maintained by defendants under contract. Plaintiffs were seeking equitable relief and damages in excess of $6.9 million. The case went to trial, during the last quarter of 1997 and was completed in January 1998. On March 23, 1998, the Referee entered his judgment and found for the defendants on each of the plaintiff's claims. The Referee further determined that the defendants are entitled to recover from plaintiffs all of their court costs and legal fees, totaling approximately $1.9 million. On July 22, 1998, the Court ordered the findings of the Referee. Separately, defendants brought separate actions (including an arbitration and a separate lawsuit) against plaintiffs (including certain board members) for, among other things, collection and malicious prosecution. On June 26, 2000, an Agreement of Settlement and Mutual Release was entered into by and amongst the Company and certain Zond PanAero entities. As a result of this agreement, all of the above claims were settled.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("FAS 133"). FAS 133, as amended, will be effective January 1, 2001, which requires all derivatives to be recognized on the balance sheet at fair value. Gains or losses from changes in the fair value would be recognized in earnings in the period of change, unless the derivative is designated as a hedging instrument. Gains or losses from hedges of a forecasted transaction or foreign currency exposure would be reflected in other comprehensive income. Gains or losses from hedges of a recognized asset or liability or a firm commitment would be reflected in earnings for the ineffective portion of the hedge. The Company has concluded that their current derivative instruments would qualify as normal purchases and sales and therefore will not impact the financial statements in 2001.


NOTE 7 - SUBSEQUENT EVENTS

Increases in natural gas prices and an imbalance between supply and demand, as well as other factors, have contributed to significant increases in wholesale electricity prices in California. SCE previously agreed to fixed tariffs to their retail customers, which has resulted in significant under recoveries by SCE of electricity purchase costs. As a result, SCE is experiencing severe liquidity problems, and the Partnership has not been paid during 2001 for electricity produced under the Power Agreement, including November and December 2000 production reflected as accounts receivable as of December 31, 2000. In 2001, the Partnership continued to sell electricity under its existing Power Agreement to SCE even though it has not been paid through March 27, 2001.

On March 27, 2001, the California Public Utilities Commission ("CPUC") ordered SCE to resume payments based on a revised SRAC basis to the Partnership on a going forward basis beginning April 2001. The CPUC granted SCE a $.03 per kWh increase in rates charged to consumers. The Partnership's existing Power Agreement is an SRAC based contract that has a fixed floor price of $.102 per kWh. Management believes that the Partnership will continue to receive the floor price and will ultimately collect a sufficient amount of revenue from electricity sales to recover its investment in the windpark.

NOTE 8 - RECONCILIATION OF GAAP BASIS AND TAX BASIS FINANCIAL STATEMENTS:

Listed below are the reconciliations between the Partnership's tax basis financial statements and the financial statements included herein for results of operations, partners' capital (deficit) balances and total assets:



                                             For the Years ended in December 31
                                      -----------------------------------------
                                                    (dollars in thousands)
                                      -----------------------------------------
                                             2000           1999          1998
                                      -----------------------------------------

  Tax basis Income                          $1,922         $2,117       $2,303
  Tax depreciation less than
  GAAP depreciation                         (2,494)        (2,494)      (2,494)
  Other                                        3             (3)           6

                                      -----------------------------------------
  GAAP basis loss                           $(569)         $(380)        $(185)
                                      =========================================

  Tax basis partners' deficit              $(4,911)       $(6,833)     $(8,950)
  Cumulative tax basis losses
  in excess of cumulative GAAP
  losses                                    3,096           5,587        8,084
  GAAP basis contributed capital             581             581          581

                                      -----------------------------------------
  GAAP basis partners' deficit             $(1,234)        $(665)       $(285)
                                      =========================================

  Tax basis total assets                     6,586         6,738         6,874
  Cumulative tax depreciation
  in excess of GAAP depreciation             3,710         6,194         8,687


                                      -----------------------------------------
GAAP basis total assets                    $10,296       $12,932       $15,561
                                      =========================================

                   ADDENDUM TO NOTES TO FINANCIAL STATEMENTS*

1.  Bankruptcy and Mergers
    ----------------------

Commencing on December 2, 2001, and periodically thereafter, Enron Corp. ("Enron") and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). This matter is referred to herein as the "Enron Bankruptcy". On February 20, 2002, Enron Wind Corp. ("EWC") and Enron Wind Systems, Inc. ("EWSI") each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Additionally, two California limited liability companies formed on February 19, 2002 for the purposes of merging with EWC and EWSI in anticipation of the sale of Enron's wind turbine manufacturing business also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code.

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

On November 17, 2004, the Chapter 11 Plan (the "Plan") relating to the Enron Bankruptcy became effective. The Plan provides for Enron and its affiliated debtor companies (including EW and Enron Wind Systems LLC, the successor in interest to EWSI) to sell most of their assets and distribute to their creditors the proceeds of such sales. In connection with the Plan, EWS assumed the Management Agreement, and that agreement remains in effect.

2.  SCE Dispute
    -----------

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

                                      F-6

*This Addendum was not reviewed by Arthur Andersen LLP.
By the end of April 2001, the Partnership and SCE were not able to resolve SCE's non-payment for power delivered for the period between November 1, 2000 and March 26, 2001. The Partnership, along with other renewable source generators (collectively, the "Power Generators"), assisted by outside counsel, explored various legal alternatives to enforce the contractual rights of the Power Generators. On May 2, 2001, certain Power Generators, including the Partnership, filed suit against SCE in Los Angeles Superior Court (the "SCE Litigation"). The suit sought to recover compensation from SCE for power delivered, or at the option of the plaintiffs, relief from the obligation to deliver power under the existing contracts with SCE coupled with the right to sell power in the open market across the SCE transmission grid.

In June 2001, SCE offered to settle all amounts past due with the Power Generators. The offer provided for the payment of all amounts past due with interest accruing at 7% through the date of payment. On August 22, 2001, Mesa, for the benefit of the Partnership, entered into a settlement agreement with SCE that, among other things, set forth the terms for payment of past due amounts to Mesa, and ultimately the Partnership (the "SCE Payment Agreement").

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

3.  Purchase Notes
    --------------

The Partnership has not had, and may not have, sufficient cash flows from operations to make all payments of interest on the outstanding Purchase Notes. The principal on the Purchase Notes was paid off in January of 2004. As of March 30, 2005, the amount in default was $2.8 million, which was comprised solely of interest in arrears. Accordingly, the Partnership is in default of the Purchase Notes. Upon notice of default, MCC has a right to foreclose against its security interests in the assets of the Partnership. As of the date of the filing of this report, MCC has not notified the Partnership of MCC's intent to foreclose on its security interests. Any such foreclosure by MCC on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

4.  Extension of Material Agreements
    --------------------------------

On February 16, 2005 the Partnership and Mesa entered into (a) an Amendment to Wind Park Easement Agreement (the "Easement Amendment") and (b) an Amendment to Partial Assignment of Wind Park Power Purchase and Sales Agreement (the "Partial Assignment Amendment"), each of which were effective as of December 31, 2004. The Easement Amendment extended the termination date of the Wind Park Easement Agreement dated as of September 7, 1984 (the "Windpark Easement Agreement") from December 31, 2004 to June 23, 2005. The Partial Assignment Amendment extended the termination date of the Partial Assignment of Wind Park Power Purchase and

Sales Agreement dated September 28, 1984 (the "Partial Assignment") from December 31, 2004 to June 23, 2005.

On February 16, 2005 the Partnership and EWS entered into a Third Amendment to Windsystem Management Agreement (the "Management Agreement Amendment"), which amendment was effective as of December 31, 2004. Pursuant to the Management Agreement Amendment, the end of the term of the Windsystem Management Agreement executed on July 27, 1988 (the "Management Agreement") was extended from December 31, 2004 to June 23, 2005.

The power purchase and sales agreement pursuant to which the Partnership sells power to SCE (the "Power Agreement"), the Partial Assignment and the Wind Park Easement Agreement each expire on June 23, 2005. The Partnership is currently exploring various opportunities to extend the operation of the Windsystem at the Windsystem site and the sale of electric power generated by the Windsystem beyond June 23, 2005. However, if the Partnership cannot obtain new power sales and land right agreements or extend the existing agreements, the Partnership will not have a contractual right to generate power at the Windsystem site or to sell any power it may generate after June 23, 2005. In that case, the Partnership expects to cease operation of the Windsystem on or about June 23, 2005 and to explore various marketing alternatives for the disposition of the Partnership's assets in connection with the anticipated December 31, 2005 end of the term of the Partnership under the Partnership Agreement.

In addition, the Management Agreement will also terminate on June 23, 2005. If the Partnership's rights under the Power Agreement, the Partial Assignment and the Wind Park Easement Agreement are extended or replaced for a period of time after June 23, 2005, the Partnership plans to explore opportunities to extend or replace the Management Agreement. If such power sales and land rights agreements are not extended or replaced, the Partnership expects to enter into an agreement with EWS or a third party to provide for the maintenance of the Partnership's Turbines for the period during which they are not operating, from June 23, 2005 through the disposition of the Turbines by the Partnership.

5.  PanAero Settlement Agreement
    ----------------------------

Pursuant to an Agreement of Settlement and Mutual Release dated June 26, 2000, PanAero Management Corporation transferred its limited partnership interest in the Partnership to EWS.

6.  Partnership Agreement
    ---------------------

Unless earlier terminated in accordance with the provisions of the Partnership Agreement, the term of the Partnership ends on December 31, 2005.



                   ADDITIONAL UNAUDITED FINANCIAL INFORMATION

QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial information for the years ended December 31, 2000, 1999 and 1998 is as follows:


                                                 ZOND-PANAERO WINDSYSTEM PARTNERS I,
                                                  A CALIFORNIA LIMITED PARTNERSHIP
                                                   QUARTERLY FINANCIAL INFORMATION
                                                       (Dollars in thousands)
                                                             (Unaudited)



                   2000                           First     Second       Third     Fourth
                                                 Quarter    Quarter     Quarter    Quarter
                                              -----------------------------------------------

Revenue:
  Sale of electricity                           $1,070      $1,637     $ 1,236      $525
  Other income                                     1           8           7         27
                                              -----------------------------------------------

 Total revenue                                   1,071       1,645       1,243       552

Cost and expenses:
  Depreciation                                    624         624         625        624
  Interest expense                                256         251         219        214
  Property taxes                                  19          18          26         47

  Management and easement fees to
       related party                              49          90          119        63
  Maintenance and other operating costs
    to related and other parties                  279         334         268        231
  Insurance costs                                 17          28          22         18
 Other operating costs                            25          17          4         (31)
                                              -----------------------------------------------

Total costs and expenses                        1,269        1,362       1,283     1,166

 Net income (loss)                              $(198)       $283        $(40)     $(614)
                                              ===============================================

 Net income (loss) per Unit                    $(0.166)     $0.238     $(0.034)  $(0.516)
                                              ===============================================

Number of outstanding Limited
  Partner Units                                  1,190       1,190       1,190     1,190



                                                 ZOND-PANAERO WINDSYSTEM PARTNERS I,
                                                  A CALIFORNIA LIMITED PARTNERSHIP
                                                   QUARTERLY FINANCIAL INFORMATION
                                                       (Dollars in thousands)
                                                             (Unaudited)


                                                 First       Second      Third       Fourth
                   1999                         Quarter     Quarter     Quarter     Quarter
                                              -------------------------------------------------

Revenue:
  Sale of electricity                            $1,261      $1,932     $ 1,023       $648
  Other income                                     8           8           11          21
                                              -------------------------------------------------

 Total revenue                                   1,269       1,940       1,034        669

Cost and expenses:
  Depreciation                                    624         624         625         624
  Interest expense                                322         317         290         285
  Property taxes                                   32          33          18          19

  Management and easement fees to
       related party                               59         109         126          56
  Maintenance and other operating costs
    to related and other parties                  276         211         286         256
  Insurance costs                                  17          16          17          17
 Other operating costs                             23          24          12         (26)
                                              -------------------------------------------------

Total costs and expenses                         1,353       1,334       1,374       1,231

Net income (loss)                                $ (84)       $606       $(340)      $(562)
                                              =================================================

Net income (loss) per Unit                      $(0.071)     $0.509     $(0.286)    $(0.472)
                                              =================================================

Number of outstanding Limited
  Partner Units                                  1,190       1,190       1,190       1,190


                                       43





                                                 ZOND-PANAERO WINDSYSTEM PARTNERS I,
                                                  A CALIFORNIA LIMITED PARTNERSHIP
                                                   QUARTERLY FINANCIAL INFORMATION
                                                       (Dollars in thousands)
                                                             (Unaudited)


                                                 First       Second      Third       Fourth
                   1998                         Quarter     Quarter     Quarter     Quarter
                                              -------------------------------------------------

Revenue:
  Sale of electricity                            $1,069      $2,150      $1,102       $878
  Other income                                     9           5           7           24
                                              -------------------------------------------------

 Total revenue                                   1,078       2,155       1,109        902

Cost and expenses:
  Depreciation                                    624         624         625         624
  Interest expense                                380         376         352         347
  Property taxes                                   5           4           32          33

  Management and easement fees to
       related party                               44          90         146          72
  Maintenance and other operating costs
    to related and other parties                  188         218         318         224
  Insurance costs                                  29          28          5           19
 Other operating costs                             3           5           4           10
                                              -------------------------------------------------

Total costs and expenses                         1,273       1,345       1,482       1,329

Net income (loss)                               $ (195)       $810       $(373)      $(427)
                                              =================================================

Net income (loss) per Unit                      $(0.164)     $0.681     $(0.313)    $(0.359)
                                              =================================================

Number of outstanding Limited
  Partner Units                                  1,190       1,190       1,190       1,190
