Form 10-K
period 2004-12-31
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 2005-03-31
CIK 767404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable - The registrant is a limited partnership and its units of limited partnership interests are not traded.

                       Zond-PanAero Windsystem Partners I,
                        a California Limited Partnership
                   for the fiscal year ended December 31, 2004


                                TABLE OF CONTENTS


Item Number
                                                                            Page
                                     PART I

1.   Business..................................................................1
2.   Properties................................................................5
3.   Legal Proceedings.........................................................6
4.   Submission of Matters to a Vote of Security Holders.......................6

                                     PART II

5.   Market for Registrant's Common Equity and Related
     Unitholder Matters........................................................6
6.   Selected Financial Data ................................................. 7
7.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations.............................7
7A.  Quantitative and Qualitative Disclosures about Market Risk...............10
8.   Financial Statements.....................................................10
9.   Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure...................................11
9A.  Controls and Procedures..................................................11
9B.  Other Information........................................................11

                                    PART III

10.  Directors and Executive Officers of the Registrant.......................11
11.  Executive Compensation...................................................13
12.  Security Ownership of Certain Beneficial Owners
     and Management ..........................................................15
13.  Certain Relationships and Related Transactions ..........................15
14.  Principal Accountant Fees and Services...................................17

                                     PART IV

15.  Exhibits and Financial Statement Schedules...............................17

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

The Windsystem, which became operational in November 1984, was constructed by Mesa Construction Company ("MCC"), a joint venture formed between an affiliate of Enron Wind Systems, Inc. ("EWSI") and an affiliate of PanAero Corporation ("PanAero"). The Partnership paid MCC a total of $48.9 million, comprised of $22.4 million in cash and $26.5 million in the form of notes (the "Purchase Notes"), for the purchase, construction and installation of the Turbines. The Purchase Notes matured on December 31, 2002. At that time, there was $1.0 million and $5.7 million of principal and interest in arrears, respectively. As of the date of this filing, the total amount in default is $2.8 million, which is comprised of interest in arrears. The business of the Partnership and the respective rights of its partners, including the Partnership's limited partners (the "Limited Partners"), are governed by the First Amended and Restated Certificate and Agreement of Limited Partnership of Zond-PanAero Windsystem Partners I, a California Limited Partnership, entered into on November 29, 1984, as amended (the "Partnership Agreement"). The Partnership Agreement terminates on December 31, 2005, unless terminated earlier in accordance with the terms of the Partnership Agreement. On January 3, 1997, EWSI's parent company, Zond Corporation, became a wholly-owned subsidiary of Enron Renewable Energy Corp. ("EREC"), which is wholly owned by Enron Corp. ("Enron"). The general partner of the Partnership (the "General Partner") is Zond Windsystems Management LLC ("ZWM"), a California limited liability company wholly-owned by Enron Wind Systems, LLC ("EWS").

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

On November 17, 2004, the Chapter 11 Plan (the "Plan") relating to the Enron Bankruptcy became effective. The Plan provides for Enron and its affiliated debtor companies (including EWS and EW) to sell most of their assets and distribute to their creditors the proceeds of such sales. In connection with the Plan, EWS assumed the Management Agreement (as defined below) and that agreement remains in effect.

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

Change in Management and Financial Reports

Until its appointment in May 2002, following the sale of assets to GEPS, the current management of the Partnership had no material involvement with the business and operations of the Partnership. In the process of reviewing the Partnership's books and records and through conversations with prior management, it appeared to current management that the Partnership had attempted, but failed, to file with the Securities and Exchange Commission (the "SEC") certain

Partnership Exchange Act reports for certain time periods preceding the Enron Bankruptcy. The submissions of such reports into the EDGAR filing system were not accepted although prior management apparently believed the filings were made successfully. These reports consist of the Partnership's Form 10-K for the year ended December 31, 1999, the Partnership's Forms 10-Q for each of the three quarters of 2000, the Partnership's Form 10-K for the year ended December 31, 2000, and the Partnership's Forms 10-Q for the first and second quarters of 2001 (collectively, the "Historical Reports"). These reports appear to have been prepared by prior management of the Partnership and audited or reviewed, as the case may be, by Arthur Andersen LLP ("Arthur Anderson"). The Partnership has copies of the EDGAR version of each of such reports as well as most of the cover sheets reflecting the attempted EDGAR submissions. In response to correspondence from the Partnership requesting guidance regarding the filing of the Historical Reports, the Partnership received a letter from the SEC dated June 16, 2004, that, among other things, stated that the Partnership should promptly file its remaining delinquent Forms 10-K and Forms 10-Q. The Partnership has filed a comprehensive Form 10-K dated March 29, 2005 for the fiscal years ended December 31, 1999 and 2000 in lieu of filing separate annual and interim reports for such periods.

Operation and Maintenance Services

EWS manages the Windsystem pursuant to a windsystem management agreement with the Partnership executed on July 27, 1988 (the "Management Agreement"). The Management Agreement was to terminate by its terms on December 31, 2004, however, on February 16, 2005, the Partnership and EWS entered into a Third Amendment to Windsystem Management Agreement (the "Management Agreement Amendment"), which amendment was effective as of December 31, 2004. The Management Agreement Amendment extended the termination date of the Management Agreement from December 31, 2004 to June 23, 2005. See Part I, "Item 1. BUSINESS
- Going Concern." Prior to May 10, 2002, Enron Wind Maintenance LLC, an affiliate of EWS, provided operations and maintenance services for the Windsystem. On May 10, 2002, EWS contracted with GE Wind Energy, LLC to perform certain operations and maintenance services relating to the Windsystem for a period of one year ending on May 10, 2003. In April 2003, EWS entered into an agreement (the "O&M Agreement") with SeaWest Asset Management Services, LLC ("SeaWest") to provide certain operation and maintenance services relating to the Windsystem for a 5-year period ending on May 10, 2008. If EWS terminates the O&M Agreement prior to the end of its stated term, EWS may be required to pay certain agreed demobilization fees to SeaWest. If EWS is required to pay such fees, EWS may attempt to seek recovery from the Partnership of some, or all, of the amount of such fees pursuant to the terms of the Management Agreement. Management currently estimates that the amount of the demobilization fee, if any, for which EWS would seek recovery from the Partnership would not be in excess of approximately $72,000.

Sale of Electric Power

The Partnership sells the electric power generated by the Turbines to SCE under a power purchase and sales agreement (the "Power Agreement"). The Power Agreement was originally entered into between SCE and PanAero in April 1982 and covers an aggregate of 29.9 megawatts of generating capacity. PanAero assigned the Power Agreement to Mesa Wind Developers ("Mesa"), a joint venture between EWSI and an affiliate of PanAero, in July 1984. Mesa subsequently assigned the portion of the Power Agreement that covers the aggregate rated capacity of the Turbines (19.5 megawatts) to the Partnership pursuant to that certain Partial Assignment of Wind Park Power Purchase and Sales Agreement dated September 28, 1984 (the "Partial Assignment"). Such assignment was to terminate effective

December 31, 2004, however, on February 16, 2005 the Partnership and Mesa entered into an Amendment to Partial Assignment of Wind Park Power Purchase and Sales Agreement (the "Partial Assignment Amendment") which amendment was effective as of December 31, 2004. The Partial Assignment Amendment extended the termination date of the Partial Assignment from December 31, 2004 to June 23, 2005. See Part I, "Item 1. BUSINESS - Going Concern." The remaining 10.4 megawatts of generating capacity available under the Power Agreement was assigned by Mesa to Zond-PanAero Windsystem Partners II, a California limited partnership ("ZPII"), whose general partner is an affiliate of the General Partner.

Under the Power Agreement, SCE is required to purchase all of the electric output from the Turbines at a rate equal to the greater of, either 89% of SCE's "cost of energy" or a fixed minimum price of $0.102 per kilowatt hour ("kWh"). The Power Agreement provides, however, that if SCE's cost of energy exceeds $0.20 per kWh, the price per kWh paid by SCE will be limited to $0.20 per kWh plus 70% of the difference between 89% of its cost of energy and $0.20 per kWh. Since formation of the Partnership, SCE has paid only the fixed minimum price of $0.102 per kWh. SCE takes monthly meter readings of the amount of electricity delivered to SCE under the Power Agreement and makes payments based on such meter readings.

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

During 2004, SCE purchased an aggregate of 35.4 million kWh of electricity from the Partnership for an aggregate purchase price of $3.6 million.

Going Concern

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

     1. As discussed in Part I, "Item 1- BUSINESS - Introduction" and in Note 4 to the Financial Statements, the Partnership has not had sufficient cash flows from operations to make scheduled payments of interest in arrears on the outstanding Purchase Notes. Accordingly, the Partnership is in default of the Purchase Notes. Upon notice of default, MCC has a right to foreclose against its security interests in the assets of the Partnership, including the Turbines. As of the date of filing of this report, MCC has not notified the Partnership of its intent to foreclose on its security interest. Any such foreclosure by MCC on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

      2. The Power Agreement, the Partial Assignment and the Wind Park Easement Agreement (as defined in "Item 2. PROPERTIES" below) each expire on June 23, 2005. The Partnership is currently exploring various opportunities to extend the operation of the Windsystem at the Operating Site and the sale of electric power generated by the Windsystem beyond June 23, 2005. However, if the Partnership cannot obtain new power sales and land right agreements or extend the existing agreements, the Partnership will not have a contractual right to generate power at the Operating Site or to sell any power it may generate after June 23, 2005. In that case, the Partnership expects to cease operation of the Windsystem on or about June 23, 2005 and to explore various marketing alternatives for the disposition of the Partnership's assets in connection with the anticipated December 31, 2005 end of the term of the Partnership under the Partnership Agreement.

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

Item 2.     PROPERTIES

The Operating Site is situated on two adjoining parcels of land, consisting of approximately 440 acres, located in the San Gorgonio Pass area of the San Bernardino Mountains approximately 16 miles northwest of Palm Springs, California. The Partnership owns the Turbines, including the supporting towers and related concrete support pads and controllers. The Partnership uses a portion of the Operating Site and the Infrastructural Improvements pursuant to an easement granted by Mesa under the terms of a Wind Park Easement Agreement dated as of September 7, 1984, as amended (the "Wind Park Easement Agreement").

The Infrastructural Improvements include roads, fences, power transfer system, substation and maintenance facilities. Mesa has title to the Infrastructural Improvements, but has granted the Partnership a security interest in such assets under the Wind Park Easement Agreement. The Infrastructural Improvements are also utilized by ZPII under a similar arrangement with Mesa.

Mesa has rights to develop wind energy resources at the Operating Site, which includes the Infrastructural Improvements, under a right-of-way grant (the "Right-of-Way Grant") from the United States Bureau of Land Management ("BLM"). The Right-of-Way Grant was originally issued to PanAero on January 26, 1983, and was assigned by PanAero to Mesa in April 1984. The primary term of the Right-of-Way Grant expired on January 26, 2003. On December 19, 2002, the Right-of-Way Grant was extended for a ten-year period commencing on January 27, 2003; however, the Wind Park Easement Agreement was to terminate on December 31, 2004. On February 16, 2005 the Partnership and Mesa entered into an Amendment to the Wind Park Easement Agreement (the "Easement Amendment"), which was effective as of December 31, 2004. The Easement Amendment extended the termination date of the Wind Park Easement Agreement from December 31, 2004 to June 23, 2005. See
Part I, "Item 1. BUSINESS - Going Concern." EWSI, PanAero, and their affiliates have developed and sold additional wind turbines on the Operating Site to ZPII and Mesa has granted a similar easement to ZPII. The general partner of ZPII is an affiliate of the General Partner.

Item 3.     LEGAL PROCEEDINGS

Not applicable.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the partners of the Partnership during 2004.


                                     PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            UNITHOLDER MATTERS

Market Information

There is no established public trading market for the Partnership's limited partnership units (the "Units"). The Partnership Agreement includes various restrictions on the transfer of Units. The Partnership did not repurchase any Units during the fourth quarter of 2004.

Holders

The Partnership's records indicate that at December 31, 2004 there were 891 holders of record of the Partnership's Units.

Cash Distributions

The Partnership makes cash distributions in accordance with the terms of the Partnership Agreement. Due to less-than-projected operating results, the Partnership has not distributed any cash during any fiscal year other than 1985, in which the Partnership distributed an aggregate of approximately $158,000 to the Limited Partners and $2,000 to the then General Partners. Under the Purchase Notes, the Partnership cannot make cash distributions to its partners unless certain cash reserve balances are maintained, no events of default exist, and certain ratio tests are met. The Partnership has not met these criteria since 1985 and did not make any cash distributions to its partners during 2004.

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



                   As of and for the years ended December 31, (Dollars in thousands, except per Unit values which are in whole dollars)



                                     2004           2003         2002         2001        2000
                                  ___________    ___________  ___________  ___________  ___________

Total revenue                      $  3,616       $  3,864     $ 4,855      $  4,453     $  4,468
Net income (loss)
                                        (20)          (406)        466          (208)        (569)

Per unit:
   Net income (loss)                    (17)          (341)        392          (175)        (478)

   Partners' deficit                 (1,178)        (1,161)       (820)       (1,212)      (1,037)


Total assets                       $  3,402       $  5,527     $ 6,365      $  8,875     $ 10,296
Current portion of notes
  payable to related party         $   -          $    458     $ 1,008      $  4,497     $  3,498
Accrued interest to related party  $  4,265       $  5,804     $ 5,718      $  5,442     $  4,753

Partners' deficit                  $ (1,402)      $ (1,382)    $  (976)     $ (1,442)    $ (1,234)





All per Unit values were calculated based on 1,190 Units.


Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Going Concern

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

     1. As discussed in Part I, "Item 1- BUSINESS - Introduction" and in Note 4 to the Financial Statements, the Partnership has not had sufficient cash flows from operations to make scheduled payments of interest in arrears on the outstanding Purchase Notes. Accordingly, the Partnership is in default of the Purchase Notes. Upon notice of default, MCC has a right to foreclose against its security interests in the assets of the Partnership, including the Turbines. As of the date of filing of this report, MCC has not notified the Partnership of its intent to foreclose on its security interest. Any such foreclosure by MCC on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

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

Liquidity and Capital Resources

The Partnership experienced a lack of liquidity throughout 2004, primarily due to an ongoing shortfall in revenues from operations in comparison to the costs and expenses of operations. As a result, interest payments on the Purchase Notes in the aggregate amount of $4.3 million, were in arrears as of December 31, 2004. The Partnership's failure to make timely payments on the Purchase Notes gave MCC the right to foreclose against its security interest in all the assets of the Partnership, including the Turbines. MCC has not exercised its right to foreclosure under the Purchase Notes. See "Results of Operations for the Year Ended December 31, 2004 Compared to December 31, 2003".

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

See Part I, "Item 1. BUSINESS - Sale of Electric Power" for additional information.

As of December 31, 2004, the Partnership had no current or planned commitments for capital expenditures.

Purchase Notes

The Partnership is in default of the Purchase Notes. As of December 31, 2004 the total amount in default was $4.3 million, which was comprised of interest in arrears. In January 2005, a payment of $1.5 million was applied against the interest in arrears. As of the date of this filing, the total amount in default is $2.8 million of interest in arrears. See Part I, "Item 1 - BUSINESS - Going Concern" and Notes 2, 4 and 9 to the Financial Statements for additional information.

Results of Operations for the Year Ended December 31, 2004 Compared to December 31, 2003

During 2004, the Partnership's electricity revenue was $3.6 million, and the Windsystem produced 35.4 million kWh of electricity sold to SCE. This was a decrease of $0.3 million or 6% in revenue and a decrease of 2.4 million kWh or 6% of electricity produced as compared to 2003. The decrease was primarily due to the SCE Curtailment. See Part I, "Item 1. BUSINESS - SCE Curtailment."

Costs and expenses during 2004 were $3.6 million, a decrease of $0.7 million or 15%, as compared to 2003. Depreciation decreased $0.4 million in 2004 as compared to 2003 due to the Turbines being fully depreciated during 2004. Interest expense decreased by $0.1 million as compared to 2003 due to lower average principal balances on the Purchase Notes outstanding in 2004. Maintenance expenses decreased by $0.1 million due to a decrease in unscheduled maintenance in 2004 as compared to 2003. Easement fees remained constant in 2004 as compared to 2003. Insurance costs decreased by $0.1 million in 2004 as compared to 2003 due to decreased premiums. See Part III, "Item 11. EXECUTIVE COMPENSATION - Operating Site Rentals" for additional information.

Overall, the Partnership reported a net loss of $0.02 million for 2004, a change of $0.4 million from the net loss of $0.4 million in 2003. During 2004, the total partners' deficit increased by $0.02 million to $1.4 million. The net loss per Unit was $17 for 2004 compared with a net loss per Unit of $341 for 2003.

Cash flows from operations decreased by $1.3 million in 2004 as compared to 2003. This decrease was primarily due to increased payments of outstanding interest in arrears on the Purchase Notes in 2004 as compared to 2003 and decreased revenues. Cash flows used in financing activities decreased by $0.1 million due to decreased principal payments on the Purchase Notes. Excess cash flows from operations are used primarily to fund payments of the interest in arrears on the Purchase Notes.

Results of Operations for the Year Ended December 31, 2003 Compared to December 31, 2002

During 2003, the Partnership's electricity revenue was $3.9 million, and the Windsystem produced 37.8 million kWh of electricity sold to SCE. This was a decrease of $1.0 million or 20% in revenue and a decrease of 9.4 million kWh or 20% of electricity produced as compared to 2002.

Costs and expenses during 2003 were $4.3 million, a decrease of $0.1 million or 3%, as compared to 2002. Interest expense decreased by $0.3 million as compared to 2002 due to lower average principal balances on the Purchase Notes outstanding in 2003. Maintenance expenses increased $0.1 million and easement fees decreased $0.1 million in 2003 as compared to 2002. The decrease in easement fees is directly related to the decrease in Gross Operating Proceeds received in 2003. During 2003, Gross Operating Proceeds were $3.8 million, a decrease of $1.6 million over 2002. Gross Operating Proceeds are defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues. Additionally, accounting related expenses increased by $0.1 million in 2003 as compared to 2002. See Part III, "Item 11.EXECUTIVE COMPENSATION - Operating Site Rentals" for additional information.

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

Item 8.     FINANCIAL STATEMENTS

The financial statements of the Partnership for the fiscal year ended December 31, 2004, filed as part of this Form 10-K and listed in response to Part IV, "Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K" hereof, are incorporated by reference herein.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 5, 2002, Arthur Andersen LLP resigned as independent auditors of the Partnership. The Partnership's Current Report on Form 8-K, filed with the SEC on February 13, 2002, as amended by Form 8-K/A, filed with the SEC on February 27, 2002, disclosed that during the preceding two years and in the subsequent interim period through February 5, 2002, there were no "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K.

The Partnership initially engaged Hein & Associates LLP as the Partnership's independent auditor as of January 28, 2004. During the 2002 and 2003 fiscal years and during the 2004 fiscal year through January 28, 2004, the Partnership did not consult Hein & Associates LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed;
(ii) the type of audit opinion that might be rendered on the Partnership's financial statements; or (iii) any matter which was the subject of a disagreement or a reportable event, as such terms are defined in Item 304(a)(1) of Regulation S-K and its related instructions.

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

The Partnership's management, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures as of December 31, 2004. Based on these evaluations, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2004. During the three months ended December 31, 2004, the Partnership made no change in its internal control over financial reporting that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. OTHER INFORMATION

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

Executive Officers

Set forth below is certain information regarding officers of ZWM that may be deemed executive officers of the Partnership for SEC reporting purposes.

Eric D. Gadd, age 49, has served as President and Chief Executive Officer of ZWM since September 26, 2002, and has served as President and Chief Executive Officer of EWS since May 11, 2002. Mr. Gadd is responsible for managing and restructuring the global wind business operations of EWS and affiliates. Prior to his current assignment, Mr. Gadd served as vice president of business development for one of Enron's natural gas pipeline affiliates. From 1995 to 2001, he was involved in business development and commercial management in Enron's London office.

Mary H. Cilia, age 43, has served as Chief Financial Officer and Treasurer of ZWM since May 3, 2004 and served as Chief Financial Officer and Treasurer of EWS from June 24, 2003 through November 16, 2004. Prior to her current assignment, Ms. Cilia served in various accounting capacities for Enron and certain Enron affiliates from 1999 to 2002.

Mr. Gadd and Ms. Cilia were executive officers of various subsidiaries of Enron that filed voluntary petitions for Chapter 11 reorganization with the U.S. Bankruptcy Court for Southern District of New York filed in connection with the Enron Bankruptcy. See Part I, "Item 1. BUSINESS - Bankruptcy and Mergers" for additional information.

Directors

ZWM has no directors. EREC, which indirectly holds the sole membership interest in ZWM, has a board of directors. Because neither the Partnership nor ZWM has an audit committee or a board of directors, the board of directors of EREC serves the role of the audit committee for the Partnership and these directors may be deemed to be directors of the Partnership under the Exchange Act. Set forth below is certain information regarding the directors of EREC.

K. Wade Cline, age 42, has been a director of EREC since November 17, 2004. Mr. Cline was elected as Managing Director and Assistant General Counsel of Enron in February 2002. Mr. Cline has served multiple Enron companies in various legal and management roles since 1992.

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

Robert H. Walls, Jr., age 44, has been a director of EREC since November 17, 2004. Mr. Walls was elected as Executive Vice President and General Counsel of Enron in March 2002. Mr. Walls has served multiple Enron companies in various senior legal roles since 1992. Mr. Walls is also a member of the board of directors of Portland General Electric Company.

Eric D. Gadd was a director of EREC from September 26, 2002 through November 16, 2004.

Messrs. Cline, Semple and Walls were executive officers of various subsidiaries of Enron that filed voluntary petitions for Chapter 11 reorganization with the U.S. Bankruptcy Court for Southern District of New York filed in connection with the Enron Bankruptcy. See Part I, "Item 1 BUSINESS - Bankruptcy and Mergers" for additional information. In addition, Mr. Cline was an executive officer of Dabhol Power Company, a foreign Enron affiliated entity, for which a receiver was appointed.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Partnership's directors, officers, and persons who own more than 10% of a registered class of the Partnership's equity securities to file reports of ownership and changes in ownership with the SEC. Robert H. Walls, Jr. and K. Wade Cline, directors of EREC, each filed a late Form 3 with the SEC on December 17, 2004.

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

Item 11.    EXECUTIVE COMPENSATION

As the Partnership has no employees, it does not pay executive compensation to any individual. The General Partner participates in the profits and losses of the Partnership by virtue of its partnership interests, and EWS receives payment under the Management Agreement for services rendered thereunder. During 2004, Mr. Gadd and Ms. Cilia were compensated by Enron, or subsidiaries of Enron, for all of their services rendered, including their services to the Partnership, and were not compensated directly by the Partnership. Mr.Semple was compensated for all of his services rendered, including services to the Partnership, by Kroll, an affiliate of SFC, which was retained by the debtors in the Enron Bankruptcy to provide management services for the debtors. SFC has a shared-employee arrangement with Kroll and Mr. Semple provides management services to Enron and its subsidiaries in connection with his relationship with Kroll. Messrs. Walls and Cline were compensated for all of their services rendered, including services to the Partnership, by Enron. Messrs. Gadd, Semple, Walls and Cline have not been compensated directly by the Partnership for their services as directors of EREC.

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

The Partnership makes distributions in accordance with the terms of the Partnership Agreement. The Partnership did not distribute any amounts during 2004.

Windsystem Management Fees

As compensation for its services under the Management Agreement, EWS receives a management fee of 2% of the Partnership's gross operating proceeds ("Gross Operating Proceeds"). Gross Operating Proceeds are defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues. Under the Management Agreement, EWS is also reimbursed for 115% of the maintenance costs, including labor and material costs that it incurs in the performance of services, including services by third parties. Upon termination of the Management Agreement in June 2005, EWS will be entitled to receive an incentive fee equal to the balance of the cash reserve maintained in connection with the Purchase Notes. As of the date of this filing, no cash reserve had been established. During 2004, the Partnership incurred $0.1 million for management fees. During the same period, the Partnership incurred $0.8 million for cost reimbursement of maintenance and other operating costs under the Management Agreement.

Operating Site Rentals

Under the Wind Park Easement Agreement, Mesa charges the Partnership easement fees for use of the Operating Site and Infrastructural Improvements in an amount equal to the greater of 5% of Gross Operating Proceeds or the Partnership's pro rata share (with the other producers of electric energy from wind power on the Operating Site) of the payments due the BLM under the Right-of-Way Grant. For 2004, the Partnership's easement fees were $0.2 million.

Interest on Purchase Notes

MCC earns interest from the Partnership on the principal balance outstanding under the Purchase Notes (from inception until January 1990, at a rate of 13% per annum and at a rate of 11% per annum thereafter). See Part III, "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Purchase Note Financing" for additional information. The principal under the Purchase Notes was fully repaid during January 2004. In 2004, MCC earned $2,000 of interest on principal under the Purchase Notes from the Partnership.

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

EWS receives payments from the Partnership pursuant to the Management Agreement. EWS has an indirect 50% interest in MCC, which receives payments from the Partnership pursuant to the Purchase Notes. EWS also has a 50% interest in Mesa, which receives easement payments from the Partnership pursuant to the Wind Park Easement Agreement. In addition, Mesa allocates payments received from SCE pursuant to the Power Agreement to the Partnership based upon the amount of electricity generated by the Partnership. Eric Gadd is the President and Chief Executive Officer of EWS. Wade Cline became a Vice President of EWS effective November 17, 2004. From March 17, 2003 through November 16, 2004 Robert Semple was Managing Director of EWS and effective November 17, 2004, he became Associate Restructuring Director of EWS.

Purchase Note Financing

Prior to maturity on December 31, 2002, the Purchase Notes were payable in equal semi-annual installments of principal and interest over 18 years, commencing in 1984. Interest was accrued from 1984 to January 1990 at a 13% rate per annum and at an 11% rate per annum thereafter. During 2004, the Partnership made principal payments to MCC on the Purchase Notes of $0.5 million. At December 31, 2004, $4.3 million of accrued interest was due to MCC under the Purchase Notes. In January 2005, $1.5 million of accrued interest was paid by the Partnership to MCC reducing the accrued but unpaid interest balance to $2.8 million. The Partnership is in default of the Purchase Notes. Upon notice of default, MCC has a right to foreclose against its security interest in the assets of the Partnership, including the Turbines. As of the date of filing of this report, MCC has not notified the Partnership of its intent to foreclose on its security interest. See Part II, "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources" for additional information.

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

During 2004, the Partnership made payments under the Management Agreement to or on behalf of EWS in an aggregate amount of approximately $0.9 million. See Part I, "Item 1 - BUSINESS - Operation and Maintenance Services".

Wind Park Easement Agreement

The Partnership uses a portion of the Operating Site and the Infrastructural Improvements pursuant to the Wind Park Easement Agreement. Under the Wind Park

Easement Agreement, Mesa charges the Partnership easement fees in an amount equal to the greater of 5% of Gross Operating Proceeds or the Partnership's pro rata share (with the other producers of electric energy from wind power on the Operating Site) of the payments due the BLM under the Right-of-Way Grant. During the year ended December 31, 2004, the Partnership paid $0.2 million in easement fees to Mesa.

Effective January 1, 1996, the BLM changed the annual easement payment due under the Right-of-Way Grant to a flat rent of $79,000. ZPI and ZPII are each charged a pro rata share of the $79,000 in accordance with the Wind Park Easement Agreement based on their ratios of aggregated rated capacity of the turbines installed on the Operating Site. Easement payments may be adjusted by the BLM annually to reflect any change in the fair easement value of the Operating Site, which could result in revised easement payments by the Partnership to Mesa.

Partial Assignment

Under the Partial Assignment, Mesa is an agent for the Partnership in connection with the collection of the payments from SCE for deliveries of electric power to SCE by the Partnership under the Power Agreement. Mesa also serves as an agent for ZPII under a similar partial assignment of the Power Agreement relating to that entity. Mesa allocates the payments received from SCE under the Power Agreement between the Partnership and ZPII based upon the prorated amount of electricity generated by each entity with respect to the period applicable to such payment. During 2004, Mesa allocated and distributed to the Partnership approximately $4.2 million of revenues received from SCE under the Power Agreement.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees paid for professional audit services rendered to the Partnership by Hein & Associates LLP during 2004 were approximately $48,000. The board of directors of EREC pre-approves all audit and non-audit services provided by Hein & Associates LLP to the Partnership.

                                     PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


(a)1        Financial Statements

            Balance Sheets at December 31, 2004 and 2003
            Statements of Operations for the years ended December 31, 2004, 2003 and 2002

            Statements of Changes in Partners' Deficit for the years ended December 31, 2004, 2003 and 2002

            Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

            Notes to Financial Statements


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

   10.5 Second Amendment to Windsystem Management Agreement between EWS and the Partnership (Incorporated by reference from Exhibit 10.5 to the Partnership's Annual Report on Form 10-K (File No. 0-13510) for the fiscal year ended December 31,
                1989) and Third Amendment to Windsystem Management Agreement effective December 31, 2004 between EWS and the Partnership (Incorporated by reference from Exhibit 10.2 to the Partnership's Current Report on Form 8-K dated February 16,
                2005).

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


                                        Zond-PanAero Windsystem Partners I

                                        By:  Zond Windsystems Management LLC,
                                        General Partner

                                        By:     /s/ Eric D. Gadd
                                           -------------------------------------
                                        Eric D. Gadd
                                        Chief Executive Officer

                                        March 31, 2005




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                         Title                   Date
             _________                         _____                   ____


By:   /s/ Eric D. Gadd           Chief Executive Officer of       March 31, 2005
    --------------------         Zond Windsystems Management
          Eric D. Gadd           LLC, the General Partner of
                                 Zond-PanAero Windsystem
                                 Partners I.

By:  /s/ Mary H. Cilia           Chief Financial Officer of       March 31, 2005
    --------------------         Zond Windsystems Management
         Mary H. Cilia           LLC, the General Partner of
                                 Zond-PanAero Windsystem
                                 Partners I.

By:   /s/ Robert Semple          Director of Enron Renewable      March 31, 2005
    ---------------------        Energy Corp.
          Robert Semple

By:   /s/ Robert H. Walls Jr.    Director of Enron Renewable     March 31, 2005
    -------------------------    Energy Corp.
          Robert H. Walls Jr.

By:   /s/ Kenneth Wade Cline     Director of Enron Renewable      March 31, 2005
    --------------------------   Energy Corp.
          Kenneth Wade Cline

                                  Exhibit Index
                                  _____________


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

   32.1*        Section 1350 Certification of Eric D. Gadd

   32.2*        Section 1350 Certification of Mary H. Cilia

* Filed with this report

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                              FINANCIAL STATEMENTS


                                TABLE OF CONTENTS


 Report of Independent Registered Public Accounting Firm

 Balance Sheets at                                                          F-1
 December 31, 2004 and 2003

 Statements of Operations for the years ended                               F-2
 December 31, 2004, 2003 and 2002

 Statements of Changes in Partners' Deficit for the years ended             F-3
 December 31, 2004, 2003 and 2002

 Statements of Cash Flows for the years ended                               F-4
 December 31, 2004, 2003 and 2002

 Notes to Financial Statements                                              F-5

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To Zond-PanAero Windsystem Partners I:


We have audited the accompanying balance sheet of Zond-PanAero Windsystem Partners I (the "Partnership") as of December 31, 2004 and 2003 and the related statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in note 2 to the financial statements, the Partnership has not had sufficient cash flows from operations to make payments of interest in arrears on outstanding debt and certain agreements relating to the Partnership's ability to generate electricity expire in 2005. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



HEIN & ASSOCIATES LLP

Houston, Texas
March 16, 2005

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                             (Dollars in thousands)



                                    December 31, 2004       December 31, 2003
                                 ______________________   ______________________

Assets
 Current assets:
   Cash and cash equivalents     $               2,603   $             2,125
   Accounts receivable from
     related party                                 401                   921
   Other current assets                             44                    40

                                 ______________________   ______________________
Total current assets                             3,048                 3,086
                                 ______________________   ______________________


Property, plant and equipment:
   Buildings                                        98                    98
   Plant and Equipment                          49,561                49,561
   Less - accumulated
     depreciation                              (49,305)              (47,218)
                                 ______________________   ______________________
Property, plant and
  equipment, net                                   354                 2,441
                                 ______________________   ______________________
   Total assets                  $               3,402    $            5,527
                                 ______________________   ______________________
                                 ______________________   ______________________


Liabilities and partners'
  deficit
Current liabilities:
   Accounts payable and
     accrued expenses            $                 243     $            392
   Accounts payable to
     related party                                 296                  255
   Current portion of notes
     payable to related party                       -                   458
   Accrued interest to
     related party                               4,265                5,804

                                 ______________________   ______________________
 Total current liabilities                       4,804                6,909
                                 ______________________   ______________________


Partners' deficit:
   General partner                                  (6)                  (6)
   Limited partners                             (1,971)              (1,951)
   Substituted limited
     partner (Note 1)                               (6)                  (6)
   Contributed capital                             581                  581
                                 ______________________   ______________________
      Total partners' deficit                   (1,402)              (1,382)
                                 ______________________   ______________________

      Total liabilities and
        partners' deficit        $               3,402    $           5,527
                                 ______________________   ______________________
                                 ______________________   ______________________


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


                                                                     For the years ended,
                                           ___________________________________________________________________
                                             December 31, 2004      December 31, 2003      December 31, 2002
                                           _____________________  _____________________  _____________________


Revenue:
  Sale of electricity                      $              3,611   $              3,858   $               4,814
  Other Income                                                5                      6                      41
                                          _____________________  _____________________________________________

Total revenue                                             3,616                  3,864                   4,855

Costs and expenses:
  Depreciation                                            2,087                  2,495                   2,495
  Interest expense                                            2                     86                     376
  Property taxes                                             86                     79                      72
  Easement fees to related party                            209                    188                     261
  Management fees to related party                           84                     75                     104
  Maintenance and other operating costs
     to related and other parties                           840                    927                     850
  Insurance costs                                           174                    269                     222
  Other operating costs                                     154                    151                       9
                                          _____________________  _____________________________________________

Total costs and expenses                                  3,636                  4,270                   4,389
                                          _____________________  _____________________________________________

Net (loss) income                          $                (20)  $               (406)  $                 466
                                          _____________________  _____________________________________________
                                          _____________________  _____________________________________________

Net (loss) income per Unit                 $                (17)  $               (341)  $                 392
                                          _____________________  _____________________________________________
                                          _____________________  _____________________________________________

Number of outstanding Limited
  Partner Units                                           1,190                  1,190                   1,190
                                          _____________________  _____________________________________________
                                          _____________________  _____________________________________________


The accompanying notes are an integral part of the financial statements.

                                                          F-2


                                 ZOND-PANAERO WINDSYSTEM PARTNERS I,
                                  A CALIFORNIA LIMITED PARTNERSHIP
                              STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                        (Dollars in thousands)




                                     For the years ended December 31, 2004, 2003 and 2002

                                                                    Substituted
                                                                     Limited    Contributed
                                             General     Limited     Partner     Capital
                                   Total     Partner     Partners    (Note 1)    (Note 5)
                                 _________ __________ ____________ ____________ ____________


Profit and loss allocation        100.00%       0.50%       99.00%        0.50%
                                 _________ __________ ____________ ____________ ____________

Balance at December 31, 2001      (1,442)         (6)      (2,011)          (6)         581

Net Income                           466           2          462            2          -
                                 _________ __________ ____________ ____________ ____________


Balance at December 31, 2002        (976)         (4)      (1,549)          (4)          581

Net loss                            (406)         (2)        (402)          (2)          -
                                 _________ __________ ____________ ____________ ____________


Balance at December 31, 2003      (1,382)         (6)      (1,951)          (6)          581

Net loss                             (20)         -           (20)          -           -
                                 _________ __________ ____________ ____________ ____________

Balance at December 31, 2004    $ (1,402)  $      (6)  $   (1,971)      $   (6) $        581
                                 _________ __________ ____________ ____________ ____________
                                 _________ __________ ____________ ____________ ____________



The accompanying notes are an integral part of the financial statements.


                                    ZOND-PANAERO WINDSYSTEM PARTNERS I,
                                      A CALIFORNIA LIMITED PARTNERSHIP
                                          STATEMENTS OF CASH FLOWS
                                           (Dollars in thousands)



                                                                                 For the years ended,
                                                       ___________________________________________________________________
                                                         December 31, 2004      December 31, 2003      December 31, 2002
                                                       _____________________  ____________________________________________



Cash Flow From Operating Activities:

Net (loss) income                                       $              (20)    $              (406)   $              466

Reconciliation of net (loss) income to net cash provided by operating activities:

Depreciation                                                         2,087                   2,495                 2,495

Changes in operating assets and liabilities:
  Accounts receivable                                                  -                       105                  (105)
  Accounts receivable from related party                               520                    (108)                  507
  Other current assets                                                  (4)                     (1)                    2
  Accounts payable and accrued expenses                               (149)                    324                   (60)
  Amount payable to related party                                       41                    (292)                  297
  Accrued interest payable to related party                         (1,539)                     86                   276
                                                        _____________________  ____________________________________________

Net cash provided by operating activities                              936                   2,203                 3,878

Cash flows used in financing activities:

  Principal payments on notes payable to related party                (458)                   (550)               (3,489)
                                                       _____________________  ____________________________________________

  Net increase in cash and cash equivalents                            478                   1,653                   389

Cash and cash equivalents at beginning of the period                 2,125                     472                    83
                                                       _____________________  ____________________________________________

Cash and cash equivalents at end of period             $             2,603    $              2,125  $                472
                                                       _____________________  ____________________________________________
                                                       _____________________  ____________________________________________


Supplemental disclosure of cash flow information:
  Cash paid during the year for interest               $             1,541   $                 -   $                  99



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

Each Turbine has a rated capacity of 65 kilowatts, and the Turbines have an aggregate rated capacity of 19.5 megawatts. The Turbines, together with certain infrastructural improvements (the "Infrastructural Improvements"), which are owned by Mesa Wind Developers ("Mesa), a joint venture between Enron Wind Systems, Inc ("EWSI") and an affiliate of PanAero Corporation ("PanAero"), form an integrated electric power generating facility (the "Windsystem"). The Windsystem is located in the San Gorgonio Pass area of the San Bernardino Mountains near Palm Springs, California (the "Operating Site").

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

The Partnership Agreement terminates on December 31, 2005, unless earlier terminated in accordance with the provisions of the Partnership Agreement. The Windsystem, which became operational in November 1984, was constructed by Mesa Construction Company ("MCC"), a joint venture between an affiliate of EWSI and an affiliate of PanAero. The Partnership paid MCC a total of $48.9 million for the purchase, construction and installation of the Turbines, comprised of $22.4 million in cash and $26.5 million in the form of eighteen-year, 13% notes payable in equal semi-annual installments of principal and interest totaling $1.9 million (the "Purchase Notes"). As of the date of filing of this report, the Partnership is in default of the Purchase Notes. See Notes 2 and 4 below.

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

On November 17, 2004, the Chapter 11 Plan (the "Plan") relating to the Enron Bankruptcy became effective. The Plan provides for Enron and its affiliated debtor companies (including EWS and EW) to sell most of their assets and distribute to their creditors the proceeds of such sales. In connection with the Plan, EWS assumed the Management Agreement (as defined in "Operation and Maintenance Services" below) and that agreement remains in effect.

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

Following the sale to GEPS, certain Enron personnel who were not formerly involved with the management or operations of the Partnership were appointed to manage and operate the Partnership, and ZWM's principal executive offices were moved to 1400 Smith Street, Houston, Texas 77002. In March 2004, the principal executive offices were moved to 1221 Lamar Street, Suite 1600, Houston, Texas 77010. Eric D. Gadd was appointed President and Chief Executive Officer of ZWM on September 26, 2002. Mary H. Cilia was appointed Chief Financial Officer and Treasurer of ZWM on May 3, 2004. ZWM has no directors. The directors of EREC may be deemed directors of the Partnership under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Operation and Maintenance Services

EWS manages the Windsystem pursuant to a windsystem management agreement with the Partnership executed on July 27, 1988 (the "Management Agreement"). The Management Agreement by its term was to terminate on December 31, 2004; however, on February 16, 2005, the Partnership and EWS entered into a Third Amendment to Windsystem Management Agreement (the "Management Agreement Amendment"), which amendment was effective as of December 31, 2004. The Management Agreement Amendment extended the termination date of the Management Agreement from December 31, 2004 to June 23, 2005. See Note 2 for additional information.

Prior to May 10, 2002, Enron Wind Maintenance LLC, an affiliate of EWS, provided operations and maintenance services for the Windsystem. On May 10, 2002, EWS contracted with GE Wind Energy, LLC to perform certain operations and maintenance services relating to the Windsystem for a period of one year ending on May 10, 2003.

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

Substantial Transactions and Operating Agreements

The accompanying financial statements include substantial transactions with related parties. These transactions are further described in Note 5.

A summary of the major operating agreements entered into by the Partnership, directly or indirectly, is set forth below:

(1) The Partnership sells the electric power generated by the Turbines to Southern California Edison Company ("SCE"), pursuant to a power purchase and sales agreement (the "Power Agreement"). The Power Agreement was originally entered into between SCE and PanAero in April 1982 and covers an aggregate of 29.9 megawatts of generating capacity. PanAero assigned the Power Agreement to Mesa in July 1984. Mesa subsequently assigned the portion of the Power Agreement that covers the aggregate rated capacity of the Turbines (19.5 megawatts), to the Partnership pursuant to that certain Partial Assignment of Wind Park Power Purchase and Sales Agreement dated September 28, 1984 (the "Partial Assignment"). Such assignment was to terminate effective December 31, 2004; however, on February 16, 2005, the Partnership and Mesa entered into an Amendment to Partial Assignment of Wind Park Power Purchase and Sales Agreement (the "Partial Assignment Amendment") which amendment was effective as of December 31, 2004. The Partial Assignment Amendment extended the termination date of the Partial Assignment from December 31, 2004 to June 23, 2005. See Note 2 for additional information. The remaining 10.4 megawatts of generating capacity available under the Power Agreement was assigned by Mesa to Zond-PanAero Windsystem Partners II, a California limited partnership ("ZPII"), whose general partner is an affiliate of the General Partner. Under the Power Agreement, SCE is required to purchase all of the electric output from the Turbines at a rate equal to the greater of, either 89% of SCE's "Cost of Energy" or a fixed minimum price of $.102 per kilowatt hour ("kWh"). The Power Agreement provides, however, that if SCE's cost of energy exceeds $.20 kWh, the price per kWh paid by SCE will be limited to $.20 per kWh plus 70% of the difference between 89% of SCE's cost of energy and $.20 per kWh. During the years ended December 31, 2004 and 2003, the Partnership earned $.102 per kWh of electricity delivered to SCE.

(2) Since July 1988, the Partnership has contracted with EWS (or its predecessor) for the operation and maintenance of the Turbines and the performance of certain ancillary management services, such as the administration and payment of all Partnership expenses. Under the provisions of the Management Agreement, the Partnership pays a management fee of 2% of the Partnership's gross operating proceeds ("Gross Operating Proceeds"). Gross Operating Proceeds are defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues. Under the Management Agreement, EWS is also reimbursed for 115% of the maintenance costs, including labor and material costs that it incurs in the performance of services, including services performed by third parties. See Note 5.

(3) The Operating Site is situated on two adjoining parcels of land, consisting of approximately 440 acres, located in the San Gorgonio Pass area of the San Bernardino Mountains approximately 16 miles northwest of Palm Springs, California. The Partnership owns the Turbines, including the supporting towers and related concrete support pads and controllers. The Partnership uses the Infrastructural Improvements and a portion of the Operating Site pursuant to an easement granted by Mesa under the terms of a Wind Park Easement Agreement dated as of September 7, 1984, as amended (the "Wind Park Easement Agreement"). The Infrastructural Improvements include roads, fences, power transfer system, substation and maintenance facilities. Mesa has title to the Infrastructural Improvements, but has granted the Partnership a security interest in such assets under the Wind Park Easement Agreement. The Infrastructural Improvements are also utilized by ZPII under a similar arrangement with Mesa.

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

         On December 19, 2002, the Right-of-Way Grant was extended for a ten-year period commencing on January 27, 2003; however, the Wind Park Easement Agreement was to terminate on December 31, 2004. On February 16, 2005 the Partnership and Mesa entered into an Amendment to the Wind Park Easement Agreement (the "Easement Amendment"), which was effective as of December 31, 2004. The Easement Amendment extended the termination date of the Wind Park Easement Agreement from December 31, 2004 to June 23, 2005. See Note 2 for additional information.

         EWSI, PanAero, and their affiliates have developed and sold additional wind turbines on the Operating Site to ZPII and Mesa has granted a similar easement to ZPII.

         Under the Wind Park Easement Agreement, Mesa charges the Partnership easement fees for use of the Operating Site and Infrastructural Improvements in an amount equal to the greater of 5% of Gross Operating Proceeds or the Partnership's pro rata share (with the other producers of electric energy from wind power on the Operating Site) of the payments due the BLM under the Right-of-Way Grant.

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

Cash Distributions

The Partnership makes cash distributions in accordance with the terms of the Partnership Agreement. Due to less-than-projected operating results, the Partnership has not distributed any cash during any fiscal year other than 1985, in which the Partnership distributed an aggregate of approximately $158,000 to the Limited Partners and $2,000 to the then General Partners. Under the Purchase Notes, the Partnership cannot make cash distributions to its partners unless certain cash reserve balances are maintained, no events of default exist, and certain ratio tests are met. The Partnership has not met these criteria since 1985 and did not make any cash distributions to its partners during 2004.

NOTE 2 - GOING CONCERN

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

     1. As discussed in Note 4, the Partnership has not had, and does not anticipate that it will have sufficient cash flows from operations to make scheduled payments of interest in arrears on the outstanding Purchase Notes. Accordingly, the Partnership is in default of the Purchase Notes. Upon notice of default, MCC has a right to foreclose against its security interests in the assets of the Partnership, including the Turbines. As of the date of filing of this report, MCC has not notified the Partnership of its intent to foreclose on its security interest. Any such foreclosure by MCC on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

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

Depreciation

The Turbines are recorded at cost. The Turbines were fully depreciated as of December 31, 2004. The Turbines were depreciated on the straight-line method over a twenty-year life. Capitalized improvements and the building are being depreciated on a straight-line method over a fifteen-year life. Expenditures that materially increase the useful lives of assets are capitalized, while ordinary maintenance and repairs are charged to operations as incurred. Replacement of defective parts or expenditures designed to modify Turbines to improve their productivity are expensed as incurred.

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

Electricity Sales and Significant Customer

Power generated by the Windsystem is recognized as revenue upon delivery of power to SCE at prices as defined in the Power Agreement. All power produced is sold to SCE under contracts that expire on June 23, 2005. See Note 2.

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

The Partnership has not had, and may not have, sufficient cash flows from operations to make all payments of interest on the outstanding Purchase Notes. The principal on the Purchase Notes was paid off in January 2004. As of December 31, 2004, the amount in default was $4.3 million, which was comprised solely of interest in arrears. See Note 9 for additional information. Accordingly, the Partnership is in default of the Purchase Notes. Upon notice of default, MCC has a right to foreclose against its security interest in all the assets of the Partnership, including the Turbines. As of the date of this filing, MCC has not notified the Partnership of its intent to foreclose on its security interests. Any such foreclosure by MCC on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

NOTE 5 - TRANSACTIONS WITH RELATED PARTIES

In addition to the Purchase Notes (See Note 4 above) the Partnership had amounts payable to Mesa and EWS, respectively. Amounts payable to Mesa include easement fees and other miscellaneous expenses related to Windsystem operations. Amounts payable to EWS include management fees, maintenance costs and other miscellaneous expenses related to Windsystem operations.

The Partnership has the following related party transactions and relationships:

(1) Mesa assigned easement rights to a portion of the Operating Site and granted rights to use the Infrastructural Improvements to the Partnership under the Wind Park Easement Agreement (See Note 1 above). The Partnership paid $0.2 million in easement fees during each of 2004 and 2003 pursuant to the Wind Park Easement Agreement.

(2) The Partnership has a contract with EWS to operate and maintain the Turbines and to perform certain management and administrative services under the Management Agreement (See Note 1 above). The Partnership incurred expenses of $0.9 million and $1.0 million during 2004 and 2003, respectively, pursuant to the Management Agreement.

In 1988, Mesa assigned $581,000 of receivables from the Partnership to each of its partners, EWSI and an affiliate of PanAero. EWSI subsequently forgave its $581,000 of receivables from the Partnership. This forgiveness was treated as a capital contribution in the accompanying financial statements.

NOTE 6- LITIGATION

Not applicable.

NOTE 7 - ACCOUNTING PRONOUNCEMENTS

Not applicable.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Leases Payable

Future annual minimum payments under non-cancelable obligations as of December 31, 2004 are $0.1 million. There are no lease obligations subsequent to June 23, 2005.

NOTE 9 - SUBSEQUENT EVENTS

Purchase Notes

The Partnership is in default of the Purchase Notes. As of December 31, 2004 the total amount in default was $4.3 million, which was comprised of interest in arrears. In January 2005, a payment of $1.5 million was applied against the interest in arrears. As of the date of this filing, the total amount in default is $2.8 million of interest in arrears. See Notes 2 and 4 for additional information.

NOTE 10 - RECONCILIATION OF GAAP BASIS AND TAX BASIS FINANCIAL STATEMENTS:

Listed below are the reconciliations between the Partnership's tax basis financial statements and the financial statements included herein for results of operations, partners' deficit balances and total assets:



                      ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
         RECONCILIATION OF GAAP BASIS AND TAX BASIS FINANCIAL STATMENTS
                             (Dollars in thousands)



                                                                    For the years ended December 31,
                                              ________________________________________________________________
                                                    2004                    2003                   2002
                                              __________________     __________________     __________________


Tax basis income                              $           2,035      $           2,116      $           2,903
Tax basis depreciation less than
    GAAP depreciation                                    (2,084)                (2,492)                (2,492)
Auditing accrual                                              -                      -                      -
Other                                                        29                    (30)                    55
                                              __________________     __________________     __________________
GAAP basis income (loss)                      $             (20)     $            (406)     $             466
                                              __________________     __________________     __________________
                                              __________________     __________________     __________________

Tax basis partners' income                    $           4,460      $           2,459      $             343
Cumulative tax basis losses
    in excess of cumulative GAAP losses                  (6,443)                (4,422)                (1,900)
GAAP basis contributed capital                              581                    581                    581

                                              __________________     __________________     __________________
GAAP basis partners' deficit                  $          (1,402)     $          (1,382)     $            (976)
                                              __________________     __________________     __________________
                                              __________________     __________________     __________________

Tax basis total assets                        $           9,264      $           9,295      $           7,783
Cumulative tax depreciation
    in excess of GAAP depreciation                       (5,862)                (3,768)                (1,276)
Other                                                         -                      -                   (142)

                                              __________________     __________________     __________________
GAAP basis total assets                       $           3,402      $           5,527      $           6,365
                                              __________________     __________________     __________________
                                              __________________     __________________     __________________


38