Form 10-Q
period 2005-03-31
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 2005-05-13
CIK 767404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                    For the three months ended March 31, 2005


                                TABLE OF CONTENTS


                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

   Condensed Balance Sheets at March 31, 2005 (Unaudited) and December 31, 2004.

   Unaudited Condensed Statements of Operations for the three months ended March 31, 2005 and March 31, 2004.

   Condensed Statements of Changes in Partners' Deficit at March 31, 2005 (Unaudited) and December 31, 2004.

   Unaudited Statements of Cash Flows for the three months ended March 31, 2005 and March 31, 2004.

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

Item 5. Other Information

Item 6. Exhibits

Item 1. FINANCIAL STATEMENTS

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


                                            March 31, 2005    December 31, 2004
                                          -----------------  -------------------
                                             (Unaudited)

Assets
Current assets:
 Cash and cash equivalents                $          1,028    $           2,603
 Accounts receivable from related party                504                  401
 Other current assets                                  113                   44
                                         ------------------   ------------------
Total current assets                                 1,645                3,048
                                         ------------------   ------------------

Property, plant and equipment
 Buildings                                              98                   98
 Plant and equipment                                49,561               49,561
 Less - accumulated depreciation                   (49,317)             (49,305)
                                         ------------------   ------------------
Property, plant and equipment, net                     342                  354

                                         ------------------   ------------------
   Total assets                           $          1,987     $          3,402
                                         ==================   ==================


Liabilities and partners' deficit
Current liabilities:
 Accounts payable and accrued expenses    $            232     $            243
 Accounts payable to related party                      13                  296
 Accrued interest to related party                   2,765                4,265

                                         ------------------   ------------------
Total current liabilities                            3,010                4,804
                                         ------------------   ------------------

Partners' deficit:
 General partner                                        (4)                  (6)
 Limited partners                                   (1,596)              (1,971)
 Substituted limited partner (Note 1)                   (4)                  (6)
 Contributed capital                                   581                  581

                                         ------------------   ------------------
  Total partners' deficit                           (1,023)              (1,402)
                                         ------------------   ------------------

  Total liabilities and partners'        ------------------   ------------------
     deficit                              $          1,987     $          3,402
                                         ==================   ==================




The accompanying notes are an integral part of the unaudited condensed financial statements.

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
    (Dollars in thousands, except per Unit value, which is in whole dollars)


                                                For the Three Months Ended
                                         ---------------------------------------
                                            March 31, 2005      March 31, 2004
                                         -------------------  ------------------


Revenue:
 Sale of electricity                     $              680    $            632
 Other income                                             7                 -
                                         -------------------   -----------------
Total Revenue                                           687                 632


Costs and expenses:
 Depreciation                                            12                 624
 Interest expense                                       -                     2
 Property taxes                                          22                  70
 Easement fees to related party                          26                  46
 Management fees to related party                        11                  18
 Maintenance and other operating
  costs to related and other parties                    209                 274
 Insurance costs                                         30                  44
 Other operating costs                                   (2)                 68
                                         -------------------   -----------------

Total costs and expenses                                308               1,146
                                         ==================   ==================

Net income (loss)                        $              379    $           (514)
                                         ==================   ==================

Net income (loss) per Unit               $              318    $           (432)
                                         ==================   ==================


Number of outstanding Limited
 Partner Units                                        1,190                1,190
                                         ==================   ==================


The accompanying notes are an integral part of the unaudited condensed financial statements.



                                                 ZOND-PANAERO WINDSYSTEM PARTNERS I,
                                                  A CALIFORNIA LIMITED PARTNERSHIP
                                        CONDENSED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                                       (Dollars in thousands)



                                                                         Substituted
                                                                           Limited   Contributed
                                                       General   Limited   Partner    Capital
                                             Total     Partner   Partners  (Note 1)  (Note 5)
                                          --------- ---------- --------- --------- ----------
Profit and loss allocation                  100.00%      0.50%    99.00%     0.50%
                                          --------- ---------- --------- --------- ----------

Balance at December 31, 2003              $ (1,382) $      (6) $ (1,951) $     (6)     $  581


Net loss                                       (20)         -       (20)        -           -
                                          --------- ---------- --------- --------- ----------

Balance at December 31, 2004              $ (1,402) $      (6) $ (1,971) $     (6)     $  581


Net income (Unaudited)                         379          2       375         2           -
                                          ---------------------------------------------------

Balance at March 31, 2005 (Unaudited)     $ (1,023) $      (4) $(1,596)  $     (4)     $  581

                                          ========= ========== ========= ========= ==========


The accompanying notes are an integral part of the unaudited condensed financial statements.



                                                 ZOND-PANAERO WINDSYSTEM PARTNERS I,
                                                  A CALIFORNIA LIMITED PARTNERSHIP
                                            UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                       (Dollars in thousands)



                                                                                 For the Three Months Ended
                                                                       ------------------------------------
                                                                        March 31, 2005     March 31, 2004
                                                                       -----------------  -----------------

Cash Flow From Operating Activities:

Net income (loss)                                                       $           379    $         (514)

Reconciliation of net income (loss) to net cash used in operating activities:

Depreciation
                                                                                    12               624

Changes in operating assets and liabilities:
 Accounts receivable                                                               -                 (51)
 Accounts receivable from related party                                           (103)              289
 Other current assets                                                              (69)             (111)
 Accounts payable and accrued expenses                                             (11)               (2)
 Amount payable to related party                                                  (283)               14
 Accrued interest payable to related party                                      (1,500)           (1,540)
                                                                        ----------------  ----------------

Net cash used in operating activities                                           (1,575)           (1,291)


Cash flows used in financing activities - Principal payments on notes
   payable to related party                                                         -               (458)
                                                                        ---------------   ----------------

Net decrease in cash and cash equivalents                                       (1,575)           (1,749)

Cash and cash equivalents at beginning of the period                             2,603             2,125
                                                                        ---------------   ----------------

Cash and cash equivalents at end of period                               $       1,028     $         376
                                                                        ===============   ================

Supplemental disclosure of cash flow information:
 Cash paid during the period for interest                                $       1,500     $       1,542



The accompanying notes are an integral part of the unaudited condensed financial statements.


                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        a California Limited Partnership


                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The condensed financial statements included herein for the quarterly periods ended March 31, 2005 and 2004 have been prepared by Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Partnership, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such accounting principles. The Partnership believes that the information and notes included in the financial information are adequate to make the information presented not misleading. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

Each Turbine has a rated capacity of 65 kilowatts, and the Turbines have an aggregate rated capacity of 19.5 megawatts. The Turbines, together with certain infrastructural improvements (the "Infrastructural Improvements"), which are owned by Mesa Wind Developers ("Mesa"), a joint venture between Enron Wind Systems, LLC ("EWS") and an affiliate of PanAero Corporation ("PanAero"), form an integrated electric power generating facility (the "Windsystem"). The Windsystem is located in the San Gorgonio Pass area of the San Bernardino Mountains near Palm Springs, California (the "Operating Site").

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

EWS is a developer and operator of commercial wind-powered electric generating facilities and PanAero is a wind resources development company. On January 3, 1997, EWS's parent, Zond Corporation, became a wholly-owned subsidiary of Enron Renewable Energy Corp., which is wholly-owned by Enron Corp. ("Enron"). In May 1997, the name of Zond Corporation was changed to Enron Wind Corp. ("EWC").

The general partner (the "General Partner") of the Partnership is Zond Windsystems Management LLC ("ZWM"), a California limited liability company wholly-owned by EWS. See "Bankruptcy and Mergers" regarding certain affiliated mergers and name changes affecting ZWM, EWS and EWC. The business of the Partnership and the respective rights of its partners, including the Partnership's limited partners (the "Limited Partners"), are governed by the First Amended and Restated Certificate and Agreement of Limited Partnership of Zond-PanAero Windsystem Partners I, a California Limited Partnership, entered into on November 29, 1984, as amended (the "Partnership Agreement").

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

The term of the Partnership terminates on December 31, 2005, unless earlier terminated in accordance with the provisions of the Partnership Agreement. The end of the term of the Partnership is a dissolution event under the Partnership Agreement. The Partnership Agreement provides that following such event the Partnership shall be liquidated in accordance with the terms of the Partnership Agreement.

Bankruptcy and Mergers

Commencing on December 2, 2001, and periodically thereafter, Enron and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). This matter is referred to herein as the "Enron Bankruptcy". On February 20, 2002, EWC and Enron Wind Systems, Inc. ("EWSI") each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Additionally, two California limited liability companies formed on February 19, 2002 for the purposes of merging with EWC and EWSI in anticipation of the sale of Enron's wind turbine manufacturing business also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code.

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

Substituted Limited Partner

PanAero Management Corporation ("PAMC"), a California corporation wholly-owned by PanAero, formerly served as a general partner of the Partnership. In June 1988, the Partnership solicited a vote by proxy of the Limited Partners to remove PAMC as a general partner. Pursuant to that vote, PAMC was converted to a substituted limited partner. Although the term "Substituted Limited Partner" is defined in the Partnership Agreement as any individual, partnership, corporation, trust or other entity admitted to the Partnership as a Limited Partner pursuant to transfer provisions under the Partnership Agreement, the term substituted limited partner is used in the accompanying Condensed Balance Sheets at March 31, 2005 (Unaudited) and December 31, 2004 and the Unaudited Condensed Statements of Changes in Partners' Deficit for the three months ended March 31, 2005 in reference to the substituted limited partner interest created by the removal of PAMC as a general partner. Under an Agreement of Settlement and Mutual Releases executed on June 26, 2000, PAMC agreed to transfer its substituted limited partner interest in the Partnership to ZWMC.

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

Following the sale to GEPS, certain Enron personnel who were not formerly involved with the management of operations of the Partnership were appointed to manage and operate the Partnership, and ZWM's principal executive offices were moved to 1400 Smith Street, Houston, Texas 77002. In March 2004, the principal executive offices were moved to 1221 Lamar Street, Suite 1600, Houston, Texas 77010.


Operation and Maintenance Services

EWS manages the Windsystem pursuant to a windsystem management agreement with the Partnership executed on July 27, 1988 (the "Management Agreement"). The Management Agreement by its terms was to terminate on December 31, 2004; however, on February 16, 2005, the Partnership and EWS entered into a Third

Amendment to the Windsystem Management Agreement (the "Management Agreement Amendment"), which amendment was effective as of December 31, 2004. The Management Agreement Amendment extended the termination date of the Management Agreement from December 31, 2004 to June 23, 2005. See Note 3 for additional information.

Prior to May 10, 2002, Enron Wind Maintenance LLC, an affiliate of EWS, provided operation and maintenance services for the Windsystem. On May 10, 2002, EWS contracted with GE Wind Energy, LLC to perform certain operation and maintenance services relating to the Windsystem for a period of one year ending on May 10, 2003.

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

A summary of the major operating agreements entered into by the Partnership, directly or indirectly, is set forth below:

(1) The Partnership sells the electricity produced by the Turbines to SCE, pursuant to a power purchase and sales agreement (the "Power Agreement"). The Power Agreement was originally entered into between SCE and PanAero in April 1982 and covers an aggregate of 29.9 megawatts of generating capacity. PanAero assigned the Power Agreement to Mesa in July 1984. Mesa subsequently assigned the portion of the Power Agreement that covers the aggregate rated capacity of the Turbines (19.5 megawatts), to the Partnership pursuant to that certain Partial Assignment of Wind Park Power Purchase and Sales Agreement dated September 28, 1984 (the "Partial Assignment"). Such assignment was to terminate effective December 31, 2004; however, on February 16, 2005, the Partnership and Mesa entered into an Amendment to Partial Assignment of Wind Park Power Purchase and Sales Agreement (the "Partial Assignment Amendment") which amendment was effective as of December 31, 2004. The Partial Assignment Amendment extended the termination date of the Partial Assignment from December 31, 2004 to June 23, 2005. See Note 3 for additional information. The remaining
         10.4 megawatts of generating capacity available under the Power Agreement was assigned by Mesa to Zond-PanAero Windsystem Partners II, a California Limited Partnership ("ZPII"), whose general partner is an affiliate of the General Partner. Under the Power Agreement, SCE is required to purchase all of the electric output from the Turbines at a rate equal to the greater of 89% of SCE's "Cost of Energy" or a fixed minimum price of $.102 per kilowatt hour ("kWh"). The Power Agreement provides, however, that if SCE's cost of energy exceeds $.20 kWh, the price per kWh paid by SCE will be limited to $.20 per kWh plus 70% of the difference between 89% of SCE's cost of energy and $.20 per kWh.

         During the three months ended March 31, 2005 and 2004, the Partnership earned $.102 per kWh of electricity delivered to SCE.

(2) Since July 1988, the Partnership has contracted with EWS (or its predecessor) for the operation and maintenance of the Turbines and the performance of certain ancillary management services, such as collection of revenues from SCE and the administration and payment of all Partnership expenses. Under the provisions of the Management Agreement, the Partnership pays a management fee of 2% of the Partnership's gross operating proceeds ("Gross Operating Proceeds"). Gross Operating Proceeds are defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues. Under the Management Agreement, EWS is entitled to be reimbursed for 115% of the maintenance costs, including labor and material costs, that it incurs in the performance of services, including services performed by third parties. See Note 5.

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

         On December 19, 2002, the Right-of-Way Grant was extended for a ten-year period commencing on January 27, 2003; however, the Wind Park Easement Agreement was to terminate on December 31, 2004. On February 16, 2005, the Partnership and Mesa entered into an Amendment to the Wind Park Easement Agreement (the "Easement Amendment"), which was effective as of December 31, 2004. The Easement Amendment extended the termination date of the Wind Park Easement Agreement from December 31, 2004 to June 23, 2005. See Note 3 for additional information.

         EWSI, PanAero, and their affiliates have developed and sold additional wind turbines on the Operating Site to ZPII and Mesa has granted a similar easement to ZPII.

         Under the Wind Park Easement Agreement, Mesa charges the Partnership easement fees for the use of the Operating Site and Infrastructural Improvements in an amount equal to the greater of 5% of Gross Operating Proceeds or the Partnership's pro rata share (with the other producers of electric energy from wind power on the Operating Site) of the payments due the BLM under the Right-of-Way Grant.

Cash Distributions

The Partnership distributes cash in accordance with the terms of the Partnership Agreement. Due to less-than-projected operating results, the Partnership has not distributed any cash during any fiscal year other than 1985, in which the Partnership distributed an aggregate of approximately $158,000 to the Limited Partners and $2000 to the then General Partners. Under the Purchase Notes, the Partnership cannot make cash distributions to its partners unless certain cash reserve balances are maintained, no events of default exist, and certain ratio tests are met. The Partnership has not met these criteria since 1985 and did not make cash distributions to its partners for the three months in the period ended March 31, 2005 or March 31, 2004.

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

NOTE 3 - GOING CONCERN

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

1. As discussed in Note 4 below, the Partnership has not had, and does not anticipate that it will have, sufficient cash flows from operations to make scheduled payments of interest in arrears on the Purchase Notes. Accordingly, the Partnership is in default of the Purchase Notes. Upon notice of default, MCC has a right to foreclose against its security interests in the assets of the Partnership. As of the date of filing of this report, MCC has not notified the Partnership of its intent to foreclose on its security interest. Any such foreclosure by MCC on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

2. The Power Agreement, the Partial Assignment and the Wind Park Easement Agreement each expire on June 23, 2005. The Partnership is currently exploring various opportunities to extend the operation of the

         Windsystem at the Operating Site and the sale of electric power generated by the Windsystem beyond June 23, 2005. However, if the Partnership cannot obtain new power sales and land right agreements or extend the existing agreements, the Partnership will not have a contractual right to generate power at the Operating Site or to sell any power it may generate after June 23, 2005. In that case, the Partnership expects to cease operation of the Windsystem on or about June 23, 2005 and to explore various marketing alternatives for the disposition of the Partnership's assets in connection with the anticipated December 31, 2005 end of the term of the Partnership under the Partnership Agreement. The end of the term of the Partnership is a dissolution event under the Partnership Agreement. The Partnership Agreement provides that following such event the Partnership shall be liquidated in accordance with the terms of the Partnership Agreement.

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

The Partnership has not had, and may not have, sufficient cash flows from operations to make all payments of interest on the Purchase Notes. Under the terms of the Purchase Notes, payments made by the Partnership are applied towards principal and then towards accrued and unpaid interest. The Purchase Notes matured in December 31, 2002. The Partnership is in default under the terms of the Purchase Notes. As of March 31, 2005, the amount in default was $2.8 million, which was comprised solely of interest in arrears. The terms of the Purchase Notes do not require that the Partnership pay additional interest on the accrued and unpaid interest due under the Purchase Notes. Upon notice of default, MCC has a right to foreclose against its security interest in all the assets of the Partnership, including the Turbines. As of the date of this filing, MCC has not notified the Partnership of its intent to foreclose on its security interests. Any such foreclosure by MCC on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

NOTE 5 - TRANSACTIONS WITH RELATED PARTIES

In addition to the Purchase Notes (See Note 4 above) the Partnership had amounts payable to Mesa and EWS, respectively as of March 31, 2005. Amounts payable to Mesa include easement fees and other miscellaneous expenses related to Windsystem operations. Amounts payable to EWS include management fees, maintenance costs and other miscellaneous expenses related to Windsystem operations.

The Partnership has the following related party transactions and relationships:

(1) Mesa assigned easement rights to a portion of the Operating Site and granted rights to use the Infrastructural Improvements to the Partnership under the Wind Park Easement Agreement (See Note 2 above). The Partnership paid $0.03 million in easement fees during the first quarter of 2005 as compared to $0.05 million during the first quarter of 2004 pursuant to the Wind Park Easement Agreement.

(2) The Partnership has a contract with EWS to operate and maintain the Turbines and to perform certain management and administrative services under the Management Agreement (See Note 2 above). The Partnership incurred expenses of $0.2 million during the first quarter of 2005 and $0.3 million during the first quarter of 2004 pursuant to the Management Agreement.

In 1988, Mesa assigned $581,000 of receivables from the Partnership to each of its partners, EWS and an affiliate of PanAero. EWS subsequently forgave its $581,000 of receivables from the Partnership. This forgiveness was treated as a capital contribution in the accompanying financial statements.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Future annual minimum payments under non-cancelable obligations as of March 31, 2005 are $0.1 million. There are no lease obligations subsequent to June 23, 2005.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Going Concern

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

     1. The Partnership has not had, and does not anticipate that it will have, sufficient cash flows from operations to make scheduled payments of interest in arrears on the Purchase Notes. Accordingly, the Partnership is in default of the Purchase Notes. Upon notice of default, MCC has a right to foreclose against its security interests in all the assets of the Partnership. As of the date of filing of this report, MCC has not notified the Partnership of its intent to foreclose on its security interest. Any such foreclosure by MCC on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

     2. The Power Agreement, the Partial Assignment and the Wind Park Easement Agreement each expire on June 23, 2005. The Partnership is currently exploring various opportunities to extend the operation of the Windsystem at the Operating Site and the sale of electric power generated by the Windsystem beyond June 23, 2005. However, if the Partnership cannot obtain new power sales and land right agreements or extend the existing agreements, the Partnership will not have a contractual right to generate power at the Operating Site or to sell any power it may generate after June 23, 2005. In that case, the Partnership expects to cease operation of the Windsystem on or about June 23, 2005 and to explore various marketing alternatives for the disposition of the Partnership's assets in connection with the anticipated December 31, 2005 end of the term of the Partnership under the Partnership Agreement. The end of the term of the Partnership is a dissolution event under the Partnership Agreement. The Partnership Agreement provides that following such event the Partnership shall be liquidated in accordance with the terms of the Partnership Agreement.

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

Liquidity and Capital Resources

The Partnership continued to experience a lack of liquidity throughout the first quarter of 2005, primarily due to an ongoing shortfall in revenues from operations in comparison to the costs and expenses of operations. As a result, interest payments on the Purchase Notes in the aggregate amount of $2.8 million were in arrears as of March 31, 2005. The Partnership's failure to make timely payments on the Purchase Notes gave MCC the right to foreclose against its security interest in all the assets of the Partnership, including the Turbines. MCC has not exercised its right to foreclosure under the Purchase Notes. See "Results of Operations for the Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004".

The Partnership's primary source of revenues and liquidity to fund operations of the Windsystem, repay debt, administer the Partnership, and make distributions to its partners is the production and sale of electricity from the Windsystem. The Partnership's sole customer is SCE. The price paid by SCE for the electricity is contractually defined under the Power Agreement.

As of March 31, 2005, the Partnership had no current or planned commitments for capital expenditures.

Results of Operations for the Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004.

During the first quarter of 2005, the Partnership's electricity revenue was $0.7 million, and the Windsystem produced 6.7 million kWh of electricity sold to SCE. This was an increase of $0.1 million or 8% in revenue and an increase of 0.5 million kWh or 8 % of electricity produced as compared to the first quarter of 2004.

Costs and expenses in the first quarter of 2005 were $0.3 million, a decrease of $0.8 million or 73%, as compared to the first quarter of 2004. Depreciation decreased $0.6 million during the first three months of 2005 as compared to the first three months of 2004 as the Turbines were fully depreciated in the fourth quarter of 2004. The Partnership is continuing to depreciate other assets, including the building and relocation/upgrades on the Turbines. Property taxes were $0.05 million lower during the first quarter of 2005 as compared to the first quarter of 2004 due to $0.05 million of penalties and interest, which were assessed in 2004 due to late payment. Easement fees and management fees decreased $0.02 million and $0.01 million, respectively, during the first three months of 2005 as compared to the first three months of 2004. The decrease in easement and management fees is directly related to the decrease in Gross Operating Proceeds received in the first quarter of 2005 as compared to the first quarter of 2004 due to timing of receipt. Gross Operating Proceeds are defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues. Maintenance expenses decreased $0.07 million in the first quarter of 2005, as compared to the first quarter of 2004, due to a decrease in unscheduled maintenance. Insurance costs decreased by $0.01 million in the first three months of 2005 due to a decrease in premiums as compared with the first three months of 2004. Other operating costs decreased $0.07 million in the first quarter of 2005 due to a decrease in the use of outside consultants as compared to the same period in 2004.

Overall, the Partnership reported net income of $0.4 million for the first quarter of 2005 as compared with a net loss of $0.5 million for the first quarter of 2004. During the first quarter of 2005, the total partners' deficit decreased $0.4 million to $1.0 million. The net income per Unit was $318 for the first quarter of 2005 compared with a net loss per Unit of $432 for the first quarter of 2004.

Cash flows from operations decreased $0.3 million in the first quarter of 2005 as compared to the first quarter of 2004. This decrease was primarily due to an increase in receivables from related parties and a reduction in payables to related parties during the first quarter of 2005 as compared to the first quarter of 2004. Cash flows used in financing activities decreased by $0.5 million due to principal payments made on the Purchase Notes during the three months ended March 31, 2004, while none were made during the three months ended

March 31, 2005. Excess cash flows from operations are used primarily to fund payments of the interest in arrears on the Purchase Notes.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's management with the participation of the General Partners' Chief Executive Officer and Chief Financial Officer has evaluated the disclosure requirements of Item 305 of Regulation S-K "Quantitative and Qualitative Disclosures about Market Risk," and has concluded that the Partnership currently has no market risk sensitive instruments for which this disclosure is required.

Item 4.  CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Partnership's management, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures as of March 31, 2005. Based on these evaluations, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of March 31, 2005.

During the three months ended March 31, 2005, the Partnership made no change in its internal control over financial reporting that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION



Item 3. DEFAULTS UPON SENIOR SECURITIES

The Partnership is in default of the Purchase Notes. As of the date of this filing, the total amount in default is $2.8 million, which is totally comprised of unpaid interest in arrears. See Notes 3 and 4 to the Financial Statements for additional information.

Item 5. OTHER INFORMATION

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


                                   Zond-PanAero Windsystem Partners I
Date: May 13, 2005
                                   By:  Zond Windsystems Management LLC,
                                   General Partner

                                   By:       /s/ Eric D. Gadd
                                      ----------------------------
                                   Eric D. Gadd
                                   Chief Executive Officer of Zond Windsystems
                                   Management LLC, the General Partner of Zond-
                                   PanAero Windsystem Partners I, a California
                                   Limited Partnership


                                   By:      /s/ Mary H. Cilia
                                      -------------------------
                                   Mary H. Cilia
                                   Chief Financial Officer of Zond Windsystems
                                   Management LLC, the General Partner of Zond-
                                   PanAero Windsystem Partners I, a California
                                   Limited Partnership

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