Form 10-Q
period 2005-06-30
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 2005-08-15
CIK 767404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                     For the six months ended June 30, 2005


                                TABLE OF CONTENTS


                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Balance Sheets at June 30, 2005 (Unaudited) and December 31,
     2004.

     Unaudited Condensed Statements of Operations for the six months ended June 30, 2005 and June 30, 2004.

     Unaudited Condensed Statements of Operations for the three months ended June 30, 2005 and June 30, 2004.

     Condensed Statements of Changes in Partners' Deficit at June 30, 2005 (Unaudited) and December 31, 2004.

     Unaudited Statements of Cash Flows for the six months ended June 30, 2005 and June 30, 2004.

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

Item 5. Other Information

Item 6. Exhibits



Item 1. FINANCIAL STATEMENTS


                                                 ZOND-PANAERO WINDSYSTEM PARTNERS I,
                                                  A CALIFORNIA LIMITED PARTNERSHIP
                                                      CONDENSED BALANCE SHEETS
                                                       (Dollars in thousands)



                                               June 30, 2005        December 31, 2004
                                            ------------------   ----------------------
                                               (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                  $          1,351     $               2,603
 Accounts receivable from related party                  968                       401
 Other current assets                                     60                        44

                                            -------------------  ----------------------
Total current assets                                   2,379                     3,048
                                            -------------------  ----------------------

Property, Plant and Equipment
 Buildings                                                98                        98
 Plant and Equipment                                  49,561                    49,561
 Less - accumulated depreciation                     (49,329)                  (49,305)
                                            -------------------  ----------------------
Property, Plant and Equipment, net                       330                       354

                                            -------------------  ----------------------
       Total assets                         $          2,709      $              3,402
                                            ===================  ======================

Liabilities and partners' deficit
Current liabilities:
 Accounts payable and accrued expenses      $            237     $                 243
 Accounts payable to related party                       107                       296
 Accrued interest to related party                     2,365                     4,265

                                            -------------------  ----------------------
Total current liabilities                              2,709                     4,804
                                            -------------------  ----------------------

Partners' deficit:
 General partner                                           1                       (6)
 Limited partners                                       (583)                  (1,971)
 Substituted limited partner (Note 2)                      1                       (6)
 Contributed capital                                     581                      581

                                            -------------------  ----------------------
  Total partners' deficit                                -                     (1,402)
                                            -------------------  ----------------------

  Total liabilities and partners'           -------------------  ----------------------
     deficit                                $          2,709     $              3,402
                                            ===================  ======================


The accompanying notes are an integral part of the unaudited condensed financial statements.


                                          Page 1





                                                 ZOND-PANAERO WINDSYSTEM PARTNERS I,
                                                  A CALIFORNIA LIMITED PARTNERSHIP
                                            UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                              (Dollars in thousands, except per Unit value, which is in whole dollars)



                                                        For the Six Months Ended,
                                                 June 30, 2005                  June 30, 2004
                                         ------------------------------  -----------------------------
Revenue:
  Sale of electricity                    $                      2,119    $                    1,869
  Other Income                                                     14                           -
                                         ------------------------------  -----------------------------
Total revenue                                                   2,133                         1,869

Costs and expenses:
  Depreciation                                                     24                         1,247
  Interest expense                                                -                               2
  Property taxes                                                   44                            91
  Easement fees to related party                                   75                            78
  Management fees to
    related party                                                  30                            31
  Maintenance and other operating costs
    to related and other parties                                  409                           460
  Insurance costs                                                  60                            87
  Other operating costs                                            89                           108
                                         ------------------------------  -----------------------------
Total costs and expenses                                          731                         2,104
                                         ------------------------------  -----------------------------
Net income (loss)                        $                      1,402    $                     (235)
                                         ==============================  =============================
Net income (loss) per Unit               $                      1,178    $                     (197)
                                         ==============================  =============================

Number of outstanding Limited                                   1,190                         1,190
   Partner Units                         ------------------------------  -----------------------------


The accompanying notes are an integral part of the unaudited condensed financial statements.







                                                 ZOND-PANAERO WINDSYSTEM PARTNERS I,
                                                  A CALIFORNIA LIMITED PARTNERSHIP
                                            UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                              (Dollars in thousands, except per Unit value, which is in whole dollars)

                                                           For the Three Months Ended,
                                                 June 30, 2005                  June 30, 2004
                                         ------------------------------  -----------------------------
Revenue:
 Sale of electricity                      $                      1,439   $                      1,238
 Other Income                                                        7                            -
                                         ------------------------------  -----------------------------
Total revenue                                                    1,446                          1,238

Costs and expenses:
  Depreciation                                                      12                            623
  Property taxes                                                    22                             20
  Easement fees to related party                                    49                             32
  Management fees to
    related party                                                   19                             13
  Maintenance and other operating costs
    to related and other parties                                   200                            186
  Insurance costs                                                   30                             44
  Other operating costs                                             91                             38
                                         ------------------------------  -----------------------------

Total costs and expenses                                           423                            956
                                         ------------------------------  -----------------------------

Net income                               $                       1,023   $                        282
                                         ==============================  =============================

Net income per Unit                      $                         860   $                        237
                                         ==============================  =============================

Number of outstanding Limited
 Partner Units                                                   1,190                          1,190
                                         ==============================  =============================


The accompanying notes are an integral part of the unaudited condensed financial statements.







                                                 ZOND-PANAERO WINDSYSTEM PARTNERS I,
                                                  A CALIFORNIA LIMITED PARTNERSHIP
                                        CONDENSED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                                       (Dollars in thousands)


                                                                                                  Substituted
                                                                                                    Limited          Contributed
                                                               General          Limited             Partner            Capital
                                              Total            Partner          Partners           (Note 2)            (Note 5)
                                         ----------------- ---------------- ----------------- ------------------- -----------------
Profit and loss allocation                        100.00%            0.50%            99.00%              0.50%
                                         ----------------- ---------------- ----------------- ------------------- -----------------
Balance at December 31, 2003             $       (1,382)   $           (6)  $        (1,951)  $             (6)   $           581

Net loss                                            (20)                -               (20)                 -                 -
                                         ----------------- ---------------- ----------------- ------------------- -----------------

Balance at December 31, 2004             $       (1,402)   $           (6)  $        (1,971)  $             (6)   $           581

Net income (Unaudited)                            1,402                 7             1,388                  7
                                         ----------------- ---------------- ----------------- ------------------- -----------------
Balance at June 30, 2005 (Unaudited)     $          -      $            1   $          (583)  $              1    $           581
                                         ================= ================ ================= =================== =================



The accompanying notes are an integral part of the unaudited condensed financial statements.


                                                     Page 4






                                                 ZOND-PANAERO WINDSYSTEM PARTNERS I,
                                                  A CALIFORNIA LIMITED PARTNERSHIP
                                            UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                       (Dollars in thousands)



                                                                            For the Six Months Ended,
                                                                       June 30, 2005          June 30, 2004
                                                                     -------------------  -------------------

Cash Flow From Operating Activities:

Net income (loss)                                                    $            1,402   $            (235)

Reconciliation of net income (loss) to net cash used in operating activities:

Depreciation                                                                         24               1,247

Changes in operating assets and liabilities:
 Accounts receivable from related party                                            (567)               (316)
 Other current assets                                                               (16)                (47)
 Accounts payable and accrued expenses                                               (6)               (142)
 Amount payable to related party                                                   (189)               (192)
 Accrued interest payable to related party                                       (1,900)             (1,540)
                                                                     -------------------  -------------------

Net cash used in operating activities                                            (1,252)             (1,225)

Cash flows used in financing activities:

 Principal payments on notes payable to related party                               -                  (458)
                                                                     -------------------  -------------------

 Net decrease in cash and cash equivalents                                       (1,252)             (1,683)

Cash and cash equivalents at beginning of the period                              2,603               2,125
                                                                     -------------------  -------------------

Cash and cash equivalents at end of period                           $            1,351   $             442
                                                                     ===================  ===================

Supplemental disclosure of cash flow information:
 Cash paid during the year for interest                              $            1,900   $           1,540



The accompanying notes are an integral part of the unaudited condensed financial statements.


                                                      Page 5



                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP


                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The condensed financial statements included herein for the quarterly periods ended June 30, 2005 and 2004 have been prepared by Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Partnership, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such accounting principals. The Partnership believes that the information and notes included in the financial information are adequate to make the information presented not misleading. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

EWS is an operator of commercial wind-powered electric generating facilities and PanAero is a wind resources development company. On January 3, 1997, EWS's parent, Zond Corporation, became a wholly-owned subsidiary of Enron Renewable Energy Corp., which is wholly-owned by Enron Corp. ("Enron"). In May 1997, the name of Zond Corporation was changed to Enron Wind Corp. ("EWC").

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

The Windsystem, which became operational in November 1984, was constructed by Mesa Construction Company ("MCC"), a joint venture between an affiliate of EWS and an affiliate of PanAero. The Partnership paid MCC a total of $48.9 million for the purchase, construction and installation of the Turbines, comprised of $22.4 million in cash and $26.5 million in the form of eighteen-year, 13% notes payable in equal semi-annual installments of principal and interest totaling $1.9 million (the "Purchase Notes"). As of June 30, 2005, the Partnership was in default of the Purchase Notes. See Notes 3 and 4 below.

The term of the Partnership ends on December 31, 2005, unless terminated earlier in accordance with the terms of the Partnership Agreement. The Partnership will dissolve effective on the day on which the term of the Partnership ends. Upon the dissolution of the Partnership, the General Partner will liquidate the assets of the Partnership, apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner will file with the SEC a Form 15 to terminate registration of the Units under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In anticipation of the dissolution of the Partnership on December 31, 2005, the General Partner is evaluating the options in connection with the liquidation of the Partnership's assets. See "Substantial Transactions and Operating Agreements" below.

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

On April 12, 2002, Zond Windsystems Management Corporation ("ZWMC"), the general partner of the Partnership at such time, merged with and into a third California limited liability company, formed on March 12, 2002, and the surviving limited liability company changed its name to Zond Windsystems Management LLC. On May 3, 2002, Zond Construction Corp. merged with and into a fourth California limited liability company, formed on March 21, 2002, and the surviving limited liability company changed its name to Zond Construction LLC ("ZC"). ZC is a joint venture partner in MCC. Neither ZWM nor ZC has filed for bankruptcy.

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

Substituted Limited Partner

PanAero Management Corporation ("PAMC"), a California corporation wholly-owned by PanAero, formerly served as a general partner of the Partnership. In June 1988, the Partnership solicited a vote by proxy of the Limited Partners to remove PAMC as a general partner. Pursuant to that vote, PAMC was converted to a substituted limited partner. Although the term "Substituted Limited Partner" is defined in the Partnership Agreement as any individual, partnership, corporation, trust or other entity admitted to the Partnership as a Limited Partner pursuant to transfer provisions under the Partnership Agreement, the term substituted limited partner is used in the accompanying Condensed Balance Sheets at June 30, 2005 (Unaudited) and December 31, 2004 and the Unaudited Condensed Statements of Changes in Partners' Deficit for the six months ended June 30, 2005 in reference to the substituted limited partner interest created by the removal of PAMC as a general partner. Under an Agreement of Settlement and Mutual Releases executed on June 26, 2000, PAMC agreed to transfer its substituted limited partner interest in the Partnership to ZWMC.

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

Operation and Maintenance Services

EWS manages the Windsystem pursuant to a windsystem management agreement with the Partnership executed on July 27, 1988 (the "Management Agreement"). The Management Agreement by its terms was to terminate on June 23, 2005; however, the Partnership and EWS entered into a Fourth Amendment to Windsystem Management Agreement (the "Management Agreement Amendment") which was effective as of June 23, 2005 and which extended the termination date of the Management Agreement from June 23, 2005 to December 31, 2005. See Note 3 for additional information.

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

A summary of the major operating agreements entered into by the Partnership, directly or indirectly, is set forth below:

(1) Through June 23, 2005 the Partnership sold the electricity produced by the Turbines to SCE pursuant to a power purchase and sales agreement (the "Power Agreement") that was originally entered into between SCE and PanAero in April 1982 and covered an aggregate of 29.9 megawatts of generating capacity. PanAero assigned the Power Agreement to Mesa in July 1984. Mesa subsequently assigned the portion of the Power Agreement that covers the aggregate rated capacity of the Turbines (19.5 megawatts) to the Partnership pursuant to that certain Partial Assignment of Wind Park Power Purchase and Sales Agreement dated September 28, 1984 (the "Partial Assignment"). Each of the Partial Assignment and the Power Agreement terminated by its terms on or about June 23, 2005.

     On or about June 23, 2005, the Partnership and PAMC entered into a Reservation of Rights Agreement dated as of June 23, 2005 (the "Reservation of Rights Agreement") pursuant to which the Partnership is permitted to (i) sell power to SCE from the Windsystem under a Reformed Standard Offer 1 As-Available Capacity and Energy Power Purchase Agreement dated June 23, 2005 between SCE and PAMC (the "RSO1 Power Agreement"), and (ii) interconnect the Windsystem with SCE's transmission system under an Interconnection Facilities Agreement between SCE and PAMC which was effective as of June 23, 2005 (the "Interconnection Agreement").

     Under the Reservation of Rights Agreement, the Partnership is permitted and has agreed to deliver up to 19.5 megawatts of energy to SCE under the RSO1 Power Agreement and to interconnect the Partnership's Windsystem to SCE's transmission system under the Interconnection Agreement. The Reservation of Rights Agreement terminates on December 31, 2005, unless terminated earlier by the Partnership upon 30 days advance notice to PAMC. The Partnership is not required under the Reservation of Rights Agreement to pay to PAMC a fee for the Partnership's use of the RSO1 Power Agreement or the Interconnection Agreement. The Partnership is required to pay for a portion of all fees, costs and expenses incurred by PAMC under the RSO1 Power Agreement and the Interconnection Agreement, including, without limitation, interconnection fees, back feed electricity costs and maintenance costs. The portion of such fees, costs and expenses to be paid by the Partnership is based on the ratio of (x) the aggregate installed name-plate capacity of the Partnership's Windsystem to (y) the aggregate installed name-plate capacity of all the wind power projects delivering power to SCE under the RSO1 Power Agreement.

     PAMC also concurrently entered into a separate reservation of rights agreement with Zond-PanAero Windsystem Partners II, a California limited partnership ("ZWP II") and an affiliate of the Partnership, pursuant to which PAMC granted ZWP II the right to sell to SCE under the RSO1 Power Agreement up to 10.4 megawatts of energy from its wind turbine electric power generation facility and to interconnect such wind power generation facility to SCE's transmission grid under the Interconnection Agreement.

     Under the RSO1 Power Agreement, SCE is required to purchase from PAMC, and PAMC is required to sell to SCE, the output from the Partnership's Windsystem and ZWP II's wind power facility, provided that the aggregate name-plate capacity of all such generating facilities may not exceed 30 megawatts at any one time. The RSO1 Power Agreement has a five-year term, but may be terminated by PAMC upon 30 days advance notice to SCE. The price to be paid by SCE for the energy delivered under the RSO1 Power Agreement is equal to the short run avoided cost to SCE for energy during the delivery period of such energy. Under the RSO1 Power Agreement, SCE will also pay an annual capacity payment for the installed capacity of such generation facilities that is based on SCE's avoided cost for capacity.

     Unlike the Power Agreement, which terminated on or about June 23, 2005, the RSO1 Power Agreement does not contain a minimum energy price payable by SCE. The minimum price for energy that was paid by SCE under the Power Agreement was $0.102 per kilowatt hour of energy. As a result, the Partnership expects less revenue from the sale of energy under the RSO1 Power Agreement as compared with the sale of an equal amount of energy under the Power Agreement.

     Under the Interconnection Agreement, PAMC and the other sellers under the RSO1 Power Agreement are permitted to interconnect up to an aggregate of 30 megawatts of generating capacity to SCE's transmission grid at the existing

     SCE substation located at the Windsytem site. The Interconnection Agreement requires PAMC to pay to SCE a monthly interconnection fee of $8,265. The Interconnection Agreement terminates upon the termination of the RSO1 Power Agreement.

(2) Since July 1988, the Partnership has contracted with EWS (or its predecessor) for the operation and maintenance of the Turbines and the performance of certain ancillary management services, such as collection of revenues from SCE and the administration and payment of all Partnership expenses. Under the provisions of the Management Agreement, the Partnership pays a management fee of 2% of the Partnership's Gross Operating Proceeds. "Gross Operating Proceeds" is defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues. Under the Management Agreement, EWS is entitled to be reimbursed for 115% of the maintenance costs, including labor and material costs that it incurs in the performance of maintenance services, including maintenance services performed by third parties relating to the Windsystem. The term of the Management Agreement ends on December 31, 2005. See Note 5 for additional information.

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

     The Wind Park Easement Agreement, as previously amended, was to terminate on June 23, 2005. The Partnership and Mesa entered into the Amendment to Wind Park Easement Agreement (the "Easement Amendment") which was effective as of June 23, 2005 and which extended the termination date of the Wind Park Easement Agreement from June 23, 2005 to December 31, 2005.

     At the termination of the Wind Park Easement Agreement, the Partnership may: (1) elect to abandon the Turbines, (2) at its own expense, remove the Turbines, or (3) elect to sell the Turbines. If the Partnership elects to sell the Turbines at any time, the Partnership must first offer the Turbines to Mesa on the same terms and conditions. If the Partnership abandons the Turbines, neither Mesa nor any affiliate shall have the right to operate the Turbines unless Mesa pays to the Partnership the appraised fair market value (as defined) of the Turbines. The General Partner is in the process of evaluating the Partnership's options under the Wind Park Easement Agreement upon termination.

     EWSI, PanAero, and their affiliates have developed and sold additional wind turbines on the Operating Site to ZPII and Mesa has granted a similar easement to ZPII.

     Under the Wind Park Easement Agreement, Mesa charges the Partnership easement fees for the use of the Operating Site and Infrastructural Improvements in an amount equal to the greater of 5% of Gross Operating Proceeds or the Partnership's pro rata share (with the other producers of electric energy from wind power on the Operating Site) of the payments due the BLM under the Right-of-Way Grant. See Note 5 for additional information.

Cash Distributions

The Partnership distributes cash in accordance with the terms of the Partnership Agreement. Due to less-than-projected operating results, the Partnership has not distributed any cash during any fiscal year other than 1985, in which the Partnership distributed an aggregate of approximately $158,000 to the Limited Partners and $2,000 to the then General Partners. Under the Purchase Notes, the Partnership cannot make cash distributions to its partners unless certain cash reserve balances are maintained, no events of default exist, and certain ratio tests are met. The Partnership has not met these criteria since 1985 and did not make cash distributions to its partners during the six month periods ended June 30, 2005 or June 30, 2004.

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

NOTE 3 - GOING CONCERN

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

     1. The Purchase Notes matured on December 31, 2002 and all of the accrued and unpaid interest and outstanding principal on the Purchase Notes was due on that date. As discussed in Note 4 below, the Partnership has not had, and does not anticipate that it will have, sufficient cash flows from operations to make scheduled payments of interest in arrears on the Purchase Notes. Accordingly, the Partnership is in default of the Purchase Notes. Upon notice of default, MCC has a right to foreclose against its security interests in the assets of the Partnership. As of August 15, 2005, MCC has not notified the Partnership of its intent to foreclose on its security interest. Any such foreclosure by MCC on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

     2. As discussed in Note 2 above, the term of the Partnership ends on December 31, 2005, unless terminated earlier in accordance with the terms of the Partnership Agreement. The Partnership will dissolve effective on the day on which the term of the Partnership ends. Upon the dissolution of the Partnership, the General Partner will liquidate the assets of the Partnership, apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner will file with the Commission a Form 15 to terminate registration of the Units under the Exchange Act.

NOTE 4 - PURCHASE NOTES

Under an agreement reached in April 1989, MCC reduced the interest rate on the Purchase Notes from 13% to 11% per annum effective in January 1990. The Partnership secured its payment obligations under the Purchase Notes by granting MCC security interests in the Turbines and other collateral, including the rights, title and interests of the Partnership under several of the Partnership's major operating agreements.

The Purchase Notes matured in December 31, 2002. The Partnership has not had, and may not have, sufficient cash flows from operations to make all payments of interest on the Purchase Notes. The Partnership is in default under the terms of the Purchase Notes. During the first six months of 2005, the Partnership made payments of $1.9 million which were applied towards the accrued and unpaid interest. As of June 30, 2005, the amount in default was $2.4 million, which was comprised solely of interest in arrears. Under the terms of the Purchase Notes, payments made by the Partnership are applied towards principal and then towards accrued and unpaid interest. The terms of the Purchase Notes do not require that the Partnership pay additional interest on the accrued and unpaid interest due under the Purchase Notes. Upon notice of default, MCC has a right to foreclose against its security interest in all the assets of the Partnership, including the Turbines. As of August 15, 2005, MCC has not notified the Partnership of its intent to foreclose on its security interests. Any such foreclosure by MCC on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

NOTE 5 - TRANSACTIONS WITH RELATED PARTIES

In addition to the Purchase Notes (See Note 4 above) the Partnership had amounts payable to Mesa and EWS, respectively as of June 30, 2005. Amounts payable to Mesa include easement fees and other miscellaneous expenses related to Windsystem operations. Amounts payable to EWS include management fees, maintenance costs and other miscellaneous expenses related to Windsystem operations.

The Partnership has the following related party transactions and relationships:

(1) Mesa assigned easement rights to a portion of the Operating Site and granted rights to use the Infrastructural Improvements to the Partnership under the Wind Park Easement Agreement (See Note 2 above). The Partnership paid $0.05 million in easement fees during the second quarter of 2005 as compared to $0.03 million during the second quarter of 2004 pursuant to the Wind Park Easement Agreement.

(2) The Partnership has a contract with EWS to operate and maintain the Turbines and to perform certain management and administrative services under the Management Agreement (See Note 2 above). The Partnership incurred expenses of $0.2 million during both the second quarter of 2005 and the second quarter of 2004, respectively, pursuant to the Management Agreement.

In 1988, Mesa assigned $581,000 of receivables from the Partnership to each of its partners, EWS and an affiliate of PanAero. EWS subsequently forgave its $581,000 of receivables from the Partnership. This forgiveness was treated as a capital contribution in the accompanying financial statements.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Future annual minimum payments under non-cancelable obligations as of June 30, 2005 are $0.2 million. There are no lease obligations subsequent to December 31, 2005.

NOTE 7 - SUBSEQUENT EVENTS

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Going Concern

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

1. The Purchase Notes matured on December 31, 2002 and all of the accrued and unpaid interest and outstanding principal on the Purchase Notes was due on that date. As discussed in Note 4 to the Financial Statements, the Partnership has not had, and does not anticipate that it will have, sufficient cash flows from operations to make scheduled payments of interest in arrears on the Purchase Notes. Accordingly, the Partnership is in default of the Purchase Notes. Upon notice of default, MCC has a right to foreclose against its security interests in all the assets of the Partnership. As of August 15, 2005, MCC has not notified the Partnership of its intent to foreclose on its security interest. Any such foreclosure by MCC on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

2. As discussed in Note 2 to the Financial Statements, the term of the Partnership ends on December 31, 2005, unless terminated earlier in accordance with the terms of the Partnership Agreement. The Partnership will dissolve effective on the day on which the term of the Partnership ends. Upon the dissolution of the Partnership, the General Partner will liquidate the assets of the Partnership, apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner will file with the Commission a Form 15 to terminate registration of the Units under the Exchange Act.

Liquidity and Capital Resources

The Partnership continued to experience a lack of liquidity throughout the second quarter of 2005, primarily due to an ongoing shortfall in revenues from operations in comparison to the costs and expenses of operations. As a result, interest payments on the Purchase Notes in the aggregate amount of $2.4 million were in arrears as of June 30, 2005. The Partnership's failure to make timely payments on the Purchase Notes gave MCC the right to foreclose against its security interest in all the assets of the Partnership, including the Turbines. MCC has not exercised its right to foreclosure under the Purchase Notes. See "Results of Operations for the Six months Ended June 30, 2005 Compared to the Six months Ended June 30, 2004".

The Partnership's primary source of revenues and liquidity to fund operations of the Windsystem, repay debt, administer the Partnership, and make distributions to its partners is the production and sale of electricity from the Windsystem. The Partnership's sole customer is SCE. The price paid by SCE for the electricity is contractually defined under the RSO1 Power Agreement.

As of June 30, 2005, the Partnership had no current or planned commitments for capital expenditures.

Results of Operations for the Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

During the first six months of 2005, the Partnership's electricity revenue was $2.1 million, and the Windsystem produced 21.3 million kWh of electricity sold to SCE. This was an increase of $0.3 million or 13% in revenue and an increase of 3.0 million kWh or 16% of electricity produced as compared to the first six months of 2004. The increase was primarily due to the effect of the SCE Curtailment on the Partnership's electricity sales during the first six months of 2004. There were no curtailments during the first six months of 2005.

Costs and expenses in the first six months of 2005 were $0.7 million, a decrease of $1.4 million or 65%, as compared to the first six months of 2004. Depreciation decreased $1.2 million during the first six months of 2005 as compared to the first six months of 2004 as the Turbines were fully depreciated in 2004. The Partnership is continuing to depreciate other assets, including the building and relocation/upgrades on the Turbines. Property taxes were $0.05 million lower during the first six months of 2005 as compared to the first six months of 2004 due to penalties and interest which were assessed during the first six months of 2004 relating to the late payment of property taxes. No such assessments were made during the first six months of 2005.

Easement fees and management fees remained constant during the first six months of 2005 as compared to the first six months of 2004. Easement and management fees are calculated as a percentage of Gross Operating Proceeds. "Gross Operating Proceeds" is defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues. Maintenance expenses decreased $0.05 million in the first six months of 2005, as compared to the first six months of 2004, due to a decrease in unscheduled maintenance. Insurance costs decreased by $0.03 million in the first six months of 2005 due to a decrease in premiums as compared with the first six months of 2004. Other operating costs decreased $0.02 million in the first six months of 2005 due to a decrease in the use of outside consultants as compared to the same period in 2004.

Overall, the Partnership reported net income of $1.4 million for the first six months of 2005 as compared with a net loss of $0.2 million for the first six months of 2004. During the first six months of 2005, the total partners' deficit decreased $1.4 million to $0.0 million. The net income per Unit was $1,178 for the first six months of 2005 compared with a net loss per Unit of $197 for the first six months of 2004.

Cash flows from operations decreased $0.03 million in the first six months of 2005 as compared to the first six months of 2004. This decrease was primarily due to unfavorable changes in working capital during the first six months of 2005 as compared to the first six months of 2004. Cash flows used in financing activities decreased by $0.5 million due to principal payments made on the Purchase Notes during the six months ended June 30, 2004, while none were made during the six months ended June 30, 2005. Excess cash flows from operations are used primarily to fund payments of the interest in arrears on the Purchase Notes.

Results of Operations for the Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

For the three months ended June 30, 2005, revenues from power sales were $1.4 million, and the Windsystem produced 14.7 million kWh of electricity for sale to SCE. This was an increase of $0.2 million or 17% in revenue and an increase of
2.6 million kWh of electricity produced or 21% as compared to the same period in 2004.

Costs and expenses for the second quarter of 2005 were $0.4 million. This was a decrease of $0.5 million or 56%, as compared to the second quarter of 2004. Depreciation decreased $0.6 million during the second quarter of 2005 as compared to the second quarter of 2004 as the Turbines were fully depreciated in 2004. The Partnership is continuing to depreciate other assets, including the building and relocation/upgrades on the Turbines. Property taxes were constant during the second quarter of 2005 as compared to the second quarter of 2004.

Easement fees and management fees increased $0.02 and $0.01 million, respectively, during the second quarter of 2005 as compared to the second quarter of 2004. Easement and management fees are calculated as a percentage of Gross Operating Proceeds. Maintenance expenses increased $0.01 million in the second quarter of 2005, as compared to the second quarter of 2004, due to an increase in unscheduled maintenance. Insurance costs decreased by $0.01 million in the second quarter of 2005 due to a decrease in premiums as compared with the second quarter of 2004. Other operating costs increased $0.05 million in the second quarter of 2005 due to an increase in the use of outside consultants as compared to the same period in 2004.

Overall, the Partnership reported net income of $1.0 million for the second quarter of 2005, which is an increase of $0.7 million or 233% as compared to the second quarter of 2004. Net income per Unit was $860 for the second quarter of 2005 compared with a net income per Unit of $237 for the second quarter of 2004.

Contractual Obligations

The Partnership's contractual obligations as of June 30, 2005 are as follows (in millions):

         |------------------------|--------------------|---------------------|
         |                        |       2005         |      Thereafter     |
         |------------------------|--------------------|---------------------|
         |------------------------|--------------------|---------------------|
         |Debt                    |                    |                     |
         |------------------------|--------------------|---------------------|
         |    Interest Payments   |       $2.364       |           *         |
         |------------------------|--------------------|---------------------|
         |------------------------|--------------------|---------------------|
         |Purchase Obligations:   |                    |                     |
         |------------------------|--------------------|---------------------|
         |    Maintenance fees    |         $0.209     |           *         |
         |------------------------|--------------------|---------------------|

*The term of the Partnership ends on December 31, 2005, unless terminated earlier in accordance with the terms of the Partnership Agreement.

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

The Partnership's management, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures as of June 30, 2005. Based on these evaluations, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of June 30, 2005.

During the six months ended June 30, 2005, the Partnership made no change in its internal control over financial reporting that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Partnership is in default under the Purchase Notes. As of the August 15, 2005, the total amount in default is $2.4 million, which is totally comprised of unpaid interest in arrears. See Notes 3 and 4 to the Financial Statements for additional information.

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

Item 6. EXHIBITS

(a) Exhibits

     10.1 Reservation of Rights Agreement between the Partnership and PAMC Management Corporation ("PAMC"), dated as of June 23, 2005 (incorporated by reference to Exhibit 10.1 of the Partnership's Current Report on Form 8-K (File No. 0-13510) filed with the Commission on June 29, 2005).

     10.2 Reformed Standard Offer 1 As-Available Capacity and Energy Power Purchase Agreement between PAMC and Southern California Edison Company ("SCE"), dated June 23, 2005 (incorporated by reference to Exhibit
          10.2 of the Partnership's Current Report on Form 8-K (File No. 0-13510) filed with the Commission on June 29, 2005).

     10.3 Interconnection Facilities Agreement between PAMC and SCE, dated June 23, 2005 (incorporated by reference to Exhibit 10.3 of the Partnership's Current Report on Form 8-K (File No. 0-13510) filed with the Commission on June 29, 2005).

     10.4 Fourth Amendment to Windsystem Management Agreement between the Partnership and Enron Wind Systems, LLC, dated as of June 23, 2005 (incorporated by reference to Exhibit 10.4 of the Partnership's Current Report on Form 8-K (File No. 0-13510) filed with the Commission on June 29, 2005).

     10.5 Amendment to Wind Park Easement Agreement between the Partnership and Mesa Wind Developers, dated June 23, 2005 (incorporated by reference to Exhibit 10.5 of the Partnership's Current Report on Form 8-K (File No. 0-13510) filed with the Commission on June 29, 2005).

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


                                          Zond-PanAero Windsystem Partners I
Date: August 15, 2005
                                          By:  Zond Windsystems Management LLC,
                                          General Partner

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

                                  Exhibit Index
                                  -------------

     Number    Description

     10.1 Reservation of Rights Agreement between the Partnership and PAMC Management Corporation ("PAMC"), dated as of June 23, 2005 (incorporated by reference to Exhibit 10.1 of the Partnership's Current Report on Form 8-K (File No. 0-13510) filed with the Commission on June 29, 2005).

     10.2 Reformed Standard Offer 1 As-Available Capacity and Energy Power Purchase Agreement between PAMC and Southern California Edison Company ("SCE"), dated June 23, 2005 (incorporated by reference to Exhibit 10.2 of the Partnership's Current Report on Form 8-K (File No. 0-13510) filed with the Commission on June 29, 2005).

     10.3 Interconnection Facilities Agreement between PAMC and SCE, dated June 23, 2005 (incorporated by reference to Exhibit 10.3 of the Partnership's Current Report on Form 8-K (File No. 0-13510) filed with the Commission on June 29, 2005).

     10.4 Fourth Amendment to Windsystem Management Agreement between the Partnership and Enron Wind Systems, LLC, dated as of June 23, 2005 (incorporated by reference to Exhibit 10.4 of the Partnership's Current Report on Form 8-K (File No. 0-13510) filed with the Commission on June 29, 2005).

     10.5 Amendment to Wind Park Easement Agreement between the Partnership and Mesa Wind Developers, dated June 23, 2005 (incorporated by reference to Exhibit 10.5 of the Partnership's Current Report on Form 8-K (File No. 0-13510) filed with the Commission on June 29,
               2005).


     31.1*     Rule 13a-14(a) Certification of Eric D. Gadd

     31.2*     Rule 13a-14(a) Certification of Mary H. Cilia

     32.1*     Section 1350 Certification of Eric D. Gadd

     32.2*     Section 1350 Certification of Mary H. Cilia

* Filed with this report