Form 10-Q
period 2005-09-30
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 2005-11-15
CIK 767404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005

                                       Or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from ______________ to _________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  For the nine months ended September 30, 2005


                                TABLE OF CONTENTS


                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Balance Sheets at September 30, 2005 (Unaudited) and December 31, 2004.

     Unaudited Condensed Statements of Operations for the nine months ended September 30, 2005 and September 30, 2004.

     Unaudited Condensed Statements of Operations for the three months ended September 30, 2005 and September 30, 2004.

     Condensed Statements of Changes in Partners' Capital (Deficit) at September 30, 2005 (Unaudited) and December 31, 2004.

     Unaudited Statements of Cash Flows for the nine months ended
     September 30, 2005 and September 30, 2004.

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

Item 5.  Other Information

Item 6.  Exhibits

Item 1. FINANCIAL STATEMENTS

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)



                                                   September 30, 2005       December 31, 2004
                                                   ---------------------    -------------------
                                                    (Unaudited)
 Assets
 Current assets:
   Cash and cash equivalents                       $              2,180     $            2,603
   Accounts receivable from related party                           423                    401
   Other current assets                                              94                     44

                                                   ---------------------    -------------------
 Total current assets                                             2,697                  3,048
                                                   ---------------------    -------------------

 Property, Plant and Equipment
   Buildings                                                         98                     98
   Plant and Equipment                                           49,561                 49,561
   Less - accumulated depreciation                              (49,341)               (49,305)
                                                   ---------------------    -------------------
 Property, Plant and Equipment, net                                 318                    354
                                                   ---------------------    -------------------
      Total assets                                 $              3,015     $            3,402
                                                   =====================    ===================

 Liabilities and partners' capital (deficit)
 Current liabilities:
   Accounts payable and accrued expenses           $                288     $              243
   Accounts payable to related party                                120                    296
   Accrued interest to related party                              2,365                  4,265
                                                   ---------------------    -------------------
 Total current liabilities                                        2,773                  4,804
                                                   ---------------------    -------------------

 Partners' capital (deficit):
   General partner                                                    2                     (6)
   Limited partners                                                (343)                (1,971)
   Substituted limited partner (Note 2)                               2                     (6)
   Contributed capital                                              581                    581
                                                    --------------------    -------------------
      Total partners' capital (deficit)                             242                 (1,402)
                                                    --------------------    -------------------

      Total liabilities and partners'               --------------------    -------------------
           capital (deficit)                        $             3,015                  3,402
                                                    ====================    ===================


The accompanying notes are an integral part of the unaudited condensed financial statements







                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
    (Dollars in thousands, except per Unit value, which is in whole dollars)



                                                           For the Nine Months Ended,
                                                  September 30, 2005         September 30, 2004
                                              ------------------------   -----------------------
Revenue:
  Sale of electricity                         $                 2,800    $                2,963
  Interest income                                                  26                         -
                                              ------------------------   -----------------------
Total revenue                                                   2,826                     2,963

Costs and expenses:
   Depreciation                                                    36                     1,871
   Interest expense                                                 -                         2
   Property taxes                                                  65                        63
   Easement fees to related party                                 137                       163
   Management fees to
      related party                                                55                        65
   Maintenance and other operating costs
      to related and other parties                                669                       662
   Insurance costs                                                 91                       131
   Other operating costs                                          129                       149
                                              ------------------------   -----------------------
Total costs and expenses                                        1,182                     3,106
                                              ------------------------   -----------------------
Net income (loss)                             $                 1,644    $                 (143)
                                              ========================   =======================

Net income (loss) per Unit                    $                 1,382    $                 (120)
                                              ========================   =======================

Number of outstanding Limited
   Partner Units                                                1,190                     1,190
                                              ========================   =======================


The accompanying notes are an integral part of the unaudited condensed financial statements.






                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
    (Dollars in thousands, except per Unit value, which is in whole dollars)



                                                           For the Three Months Ended,
                                                  September 30, 2005         September 30, 2004
                                              ------------------------   -----------------------
Revenue:
  Sale of electricity                         $                   681    $                1,094
  Interest income                                                  12                         -
                                              ------------------------   -----------------------
Total revenue                                                     693                     1,094

Costs and expenses:
   Depreciation                                                    12                       624
   Property taxes                                                  21                       (28)
   Easement fees to related party                                  62                        85
   Management fees to
      related party                                                25                        34
   Maintenance and other operating costs
      to related and other parties                                260                       202
   Insurance costs                                                 31                        44
   Other operating costs                                           40                        41
                                              ------------------------   -----------------------
Total costs and expenses                                          451                     1,002
                                              ------------------------   -----------------------
Net income                                    $                   242    $                   92
                                              ========================   =======================

Net income per Unit                           $                   203    $                   77
                                              ========================   =======================

Number of outstanding Limited
   Partner Units                                                1,190                     1,190
                                              ========================   =======================


The accompanying notes are an integral part of the unaudited condensed financial statements.





                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
         CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                             (Dollars in thousands)



                                                                                    Substituted
                                                                                      Limited             Contributed
                                                          General      Limited        Partner               Capital
                                             Total        Partner      Partners       (Note 2)              (Note 5)
                                           -----------  -----------  -----------  --------------  -----------------
Profit and loss allocation                     100.00%        0.50%       99.00%           0.50%
                                           -----------  -----------  -----------  --------------  -----------------
Balance at December 31, 2003               $   (1,382)  $       (6)  $   (1,951)  $          (6)  $             581

Net loss                                          (20)           -          (20)              -                   -
                                           -----------  -----------  -----------  --------------  -----------------

Balance at December 31, 2004               $   (1,402)  $       (6)  $   (1,971)  $          (6)  $             581

Net income (Unaudited)                          1,644            8        1,628               8                   -
                                           -----------  -----------  -----------  --------------  -----------------
Balance at September 30, 2005 (Unaudited)  $      242   $        2   $     (343)  $           2   $             581
                                           ===========  ===========  ===========  ==============  =================


The accompanying notes are an integral part of the unaudited condensed financial statements.





                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                             For the Nine Months Ended,
                                                                    September 30, 2005       September 30, 2004
                                                                  ----------------------  ----------------------

Cash Flow From Operating Activities:

Net income (loss)                                                 $               1,644   $               (143)

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

Depreciation                                                                         36                  1,871

Changes in operating assets and liabilities:
  Accounts receivable from related party                                            (22)                   263
  Other current assets                                                              (50)                   (67)
  Accounts payable and accrued expenses                                              45                   (144)
  Amount payable to related party                                                  (176)                   (46)
  Accrued interest payable to related party                                      (1,900)                (1,539)
                                                                  ----------------------  ----------------------
Net cash provided by (used in) operating activities               $                (423)                   195

Cash flows used in financing activities:

Principal payments on notes payable to related party                                  -                   (458)
                                                                  ----------------------  ----------------------
Net decrease in cash and cash equivalents                                          (423)                  (263)

Cash and cash equivalents at beginning of the period                              2,603                  2,125
                                                                  ----------------------  ----------------------
Cash and cash equivalents at end of period                        $               2,180   $              1,862
                                                                  ======================  ======================

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                          $           1,900       $              1,539


The accompanying notes are an integral part of the unaudited condensed financial statements.





                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP


                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The condensed financial statements included herein for the quarterly periods ended September 30, 2005 and 2004 have been prepared by Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Partnership, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such accounting principals. The Partnership believes that the information and notes included in the financial information are adequate to make the information presented not misleading. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

The general partner (the "General Partner") of the Partnership is Zond Windsystems Management LLC ("ZWM"), a California limited liability company wholly-owned by EWS. See "Bankruptcy and Mergers" regarding certain affiliated mergers and name changes affecting ZWM, EWS and EWC. The business of the Partnership and the respective rights of its partners, including the Partnership's limited partners (the "Limited Partners" and together with the General Partner, the "Partners"), are governed by the First Amended and Restated Certificate and Agreement of Limited Partnership of Zond-PanAero Windsystem Partners I, a California Limited Partnership, entered into on November 29, 1984, as amended (the "Partnership Agreement").

The Windsystem, which became operational in November 1984, was constructed by Mesa Construction Company ("MCC"), a joint venture between an affiliate of EWS and an affiliate of PanAero. The Partnership paid MCC a total of $48.9 million for the purchase, construction and installation of the Turbines, comprised of $22.4 million in cash and $26.5 million in the form of eighteen-year, 13% notes payable in equal semi-annual installments of principal and interest totaling $1.9 million (the "Purchase Notes"). As of September 30, 2005, the Partnership was in default of the Purchase Notes. As of such date, the Partnership owed MCC approximately $2.4 million of accrued and unpaid interest under the Purchase Notes. See Notes 3 and 4 below.

The term of the Partnership ends on December 31, 2005, unless terminated earlier in accordance with the terms of the Partnership Agreement. The Partnership will dissolve effective on the day on which the term of the Partnership ends. Upon the dissolution of the Partnership, the General Partner will liquidate the assets of the Partnership, apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner will file with the SEC a Form 15 to terminate registration of the Units under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In anticipation of the dissolution of the Partnership on December 31, 2005, the General Partner is evaluating the options in connection with the liquidation of the Partnership's assets. The primary liquidation options that the General Partner is evaluating are (i) the sale of the Turbines to a third party or to Mesa or one of its affiliates and (ii) the abandonment of the Turbines to Mesa under the Wind Park Easement Agreement (as defined in "Substantial Transactions and Operating Agreements" below). In connection with the evaluation of the Turbine sale alternative, the General Partner is reviewing the potential sale of only the Turbines by the Partnership, as well as assessing if the Turbines can be packaged for sale with other related assets. In connection with the evaluation of the Turbine abandonment option, the General Partner has obtained two appraisals of the value of the Turbines from independent third party appraisal companies. See "Substantial Transactions and Operating Agreements" below.

The General Partner also is evaluating the possibility of continuing the operation of the Windsystem during the liquidation period of the Partnership if the Partnership in unable to complete the sale or abandonment of the Turbines immediately upon the dissolution of the Partnership. The Reservation of Rights Agreement, Wind Park Easement Agreement and Management Agreement (as defined in "Operation and Maintenance Services" and "Substantial Transactions and Operating Agreements" below) each expire on December 31, 2005, and the General Partner is exploring various opportunities to extend the term of these contracts during the liquidation period of the Partnership. However, if the Partnership cannot obtain extensions of these existing agreements, the Partnership will not have a contractual right to generate power at the Operating Site or to sell any power that it may generate after December 31, 2005. In that case, the Partnership expects to cease operation of the Windsystem on or about December 31, 2005 and arrange for minimal maintenance services for the Partnership's Turbines during the period commencing on such date and ending on the date of disposition or abandonment of the Turbines by the Partnership.

Under the terms of the Partnership Agreement, the proceeds of the liquidation of the assets of the Partnership are to be distributed in the following order: (i) first, for the payment of any Partnership liquidation expenses and Partnership debts (other than those owing to any of the Partners), such as the Purchase Notes; (ii) second, for the payment of any Partnership debts owing to any of the Partners; and (iii) third, for distributions to the Partners in proportion to their Partnership adjusted capital accounts, after giving effect to all contributions, distributions and allocations for all taxable years of the Partnership, including the taxable year during which the final liquidating distribution occurs. There is no assurance that, following the payment of the liquidation expenses relating to the Partnership and the payment of the Partnership's debts, including the unpaid interest due under the Purchase Notes, there will be any remaining proceeds from the liquidation of the Partnership's assets available for distribution to the Partners.

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

Substituted Limited Partner

PanAero Management Corporation ("PAMC"), a California corporation wholly-owned by PanAero, formerly served as a general partner of the Partnership. In June 1988, the Partnership solicited a vote by proxy of the Limited Partners to remove PAMC as a general partner. Pursuant to that vote, PAMC was converted to a substituted limited partner. Although the term "Substituted Limited Partner" is defined in the Partnership Agreement as any individual, partnership, corporation, trust or other entity admitted to the Partnership as a Limited Partner pursuant to transfer provisions under the Partnership Agreement, the term substituted limited partner is used in the accompanying Condensed Balance Sheets at September 30, 2005 (Unaudited) and December 31, 2004 and the Unaudited Condensed Statements of Changes in Partners' Capital (Deficit) for the nine months ended September 30, 2005 in reference to the substituted limited partner interest created by the removal of PAMC as a general partner. Under an Agreement of Settlement and Mutual Releases executed on June 26, 2000, PAMC agreed to transfer its substituted limited partner interest in the Partnership to ZWMC.

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

     Unlike the Power Agreement, which terminated on or about June 23, 2005, the RSO1 Power Agreement does not contain a minimum energy price payable by SCE. The minimum price for energy that was paid by SCE under the Power Agreement was $0.102 per kilowatt hour of energy. As a result, the Partnership expects that the price received by the Partnership for the sale of energy under the RSO1 Power Agreement will be more volatile as compared with the price that would have been received by the Partnership under the Power Agreement during the same period of time.

     Under the Interconnection Agreement, PAMC and the other sellers under the RSO1 Power Agreement are permitted to interconnect up to an aggregate of 30 megawatts of generating capacity to SCE's transmission grid at the existing SCE substation located at the Windsystem site. The Interconnection Agreement requires PAMC to pay to SCE a monthly interconnection fee of $8,265. The Interconnection Agreement terminates upon the termination of the RSO1 Power Agreement.

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

     At the termination of the Wind Park Easement Agreement, the Partnership may: (1) elect to abandon the Turbines, with Mesa becoming the owner, (2) at its own expense, remove the Turbines, or (3) elect to sell the Turbines. If the Partnership elects to sell the Turbines at any time, the Partnership must first offer the Turbines to Mesa on the same terms and conditions. If the Partnership abandons the Turbines, neither Mesa nor any affiliate shall have the right to operate the Turbines unless Mesa pays to the Partnership the appraised fair market value (as defined) of the Turbines. The General Partner is in the process of evaluating the Partnership's options under the Wind Park Easement Agreement upon termination. See "Note 2 - THE PARTNERSHIP - Introduction".

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

Cash Distributions

The Partnership distributes cash in accordance with the terms of the Partnership Agreement. Due to less-than-projected operating results, the Partnership has not distributed any cash during any fiscal year other than 1985, in which the Partnership distributed an aggregate of approximately $158,000 to the Limited Partners and $2,000 to the then General Partners. Under the Purchase Notes, the Partnership cannot make cash distributions to its partners unless certain cash reserve balances are maintained, no events of default exist, and certain ratio tests are met. The Partnership has not met these criteria since 1985 and did not make cash distributions to its partners during the nine month periods ended September 30, 2005 or September 30, 2004.

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

The Purchase Notes matured in December 31, 2002. The Partnership has not had sufficient cash flows from operations to make all payments of interest due under the Purchase Notes. The Partnership is in default under the terms of the Purchase Notes. During the first nine months of 2005, the Partnership made payments of $1.9 million to MCC under the Purchase Notes, which were applied towards the accrued and unpaid interest. As of September 30, 2005, the amount in default was $2.4 million, which was comprised solely of interest in arrears. The terms of the Purchase Notes do not require that the Partnership pay additional interest on the accrued and unpaid interest due under the Purchase Notes. Upon notice of default, MCC has a right to foreclose against its security interest in all the assets of the Partnership, including the Turbines. As of the date of this filing, MCC has not notified the Partnership of its intent to foreclose on its security interests. Any such foreclosure by MCC on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

NOTE 5 - TRANSACTIONS WITH RELATED PARTIES

In addition to the Purchase Notes (See Note 4 above) the Partnership had amounts payable to Mesa and EWS, respectively as of September 30, 2005. Amounts payable to Mesa include easement fees and other miscellaneous expenses related to Windsystem operations. Amounts payable to EWS include management fees, maintenance costs and other miscellaneous expenses related to Windsystem operations.

The Partnership has the following related party transactions and relationships:

     (1) Mesa assigned easement rights to a portion of the Operating Site and granted rights to use the Infrastructural Improvements to the Partnership under the Wind Park Easement Agreement (See Note 2 above). The Partnership incurred $0.06 million in easement fees during the third quarter of 2005 as compared to $0.09 million during the third quarter of 2004 pursuant to the Wind Park Easement Agreement. The Partnership incurred $0.1 million in easement fees during the first nine months of 2005 as compared to $0.2 million during the first nine months of 2004 pursuant to the Wind Park Easement Agreement.

     (2) The Partnership has a contract with EWS to operate and maintain the Turbines and to perform certain management and administrative services under the Management Agreement (See Note 2 above). The Partnership incurred expenses of $0.3 million and $0.2 million during the third quarter of 2005 and the third quarter of 2004, respectively, pursuant to the Management Agreement. The Partnership incurred expenses of $0.7 million during both the first nine months of 2005 and the first nine months of 2004 pursuant to the Management Agreement.

In 1988, Mesa assigned $581,000 of receivables from the Partnership to each of its partners, EWS and an affiliate of PanAero. EWS subsequently forgave its

$581,000 of receivables from the Partnership. This forgiveness was treated as a capital contribution in the accompanying financial statements.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Future annual minimum payments under non-cancelable obligations as of September 30, 2005 are $0.1 million. There are no lease obligations subsequent to December 31, 2005.

NOTE 7 - SUBSEQUENT EVENTS

 SCE Curtailment

The Partnership is currently considering its options relating to SCE's refusal to compensate the Partnership for its lost revenues resulting from the SCE Curtailment. See "NOTE 2 - THE PARTNERSHIP - SCE Curtailment" above.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Going Concern

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

     1. The Purchase Notes matured on December 31, 2002 and all of the accrued and unpaid interest and outstanding principal on the Purchase Notes was due on that date. As discussed in Note 4 to the Financial Statements, the Partnership has not had sufficient cash flows from operations to make scheduled payments of interest in arrears on the Purchase Notes. Accordingly, the Partnership is in default of the Purchase Notes. Upon notice of default, MCC has a right to foreclose against its security interests in all the assets of the Partnership. As of the date of this filing, MCC has not notified the Partnership of its intent to foreclose on its security interest. Any such foreclosure by MCC on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership.

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

Liquidity and Capital Resources

The Partnership continued to experience a lack of liquidity throughout the third quarter of 2005, primarily due to an ongoing shortfall in revenues from operations in comparison to the costs and expenses of operations. As a result, interest payments on the Purchase Notes in the aggregate amount of $2.4 million were in arrears as of September 30, 2005. The Partnership's failure to make timely payments on the Purchase Notes gave MCC the right to foreclose against its security interest in all the assets of the Partnership, including the Turbines. MCC has not exercised its right to foreclosure under the Purchase Notes. See "Results of Operations for the Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004".

The Partnership's primary source of revenues and liquidity to fund operations of the Windsystem, repay debt, administer the Partnership, and make distributions to its partners is the production and sale of electricity from the Windsystem. The Partnership's sole customer is SCE. The price paid by SCE for the electricity is contractually defined under the RSO1 Power Agreement.

As of September 30, 2005, the Partnership had no current or planned commitments for capital expenditures.

Results of Operations for the Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

During the first nine months of 2005, the Partnership's electricity revenue was $2.8 million, and the Windsystem produced 30.1 million kWh of electricity sold to SCE. This was a decrease of $0.2 million or 6% in revenue and an increase of
1.1 million kWh or 4% of electricity produced as compared to the first nine months of 2004. The decrease in electricity revenue was primarily due to the effect of the change in price paid by SCE for the energy delivered by the Partnership beginning near the end of the second quarter of 2005. See "Note 2 - THE PARTNERSHIP - Substantial Transactions and Operating Agreements". From January 1, 2005 through June 23, 2005, the price paid by SCE for energy delivered by the Partnership was at a rate of $0.102 per kWh. Beginning on June 24, 2005, under the RSO1 Power Agreement, SCE has paid a price equal to its short-run avoided cost for all energy delivered by the Partnership. During the period from June 24, 2005 through September 30, 2005, SCE's short-run avoided cost (and the price paid by SCE for energy delivered by the Partnership during this period) ranged from $0.058 to $0.126 per kWh. Throughout the nine-month period ended September 30, 2005, the price paid by SCE for the energy delivered by the Partnership was an average rate of $0.093 per kWh. Throughout the nine-month period ended September 30, 2004, the price paid by SCE for the energy delivered by the Partnership was a higher fixed rate of $0.102 per kWh. Interest income increased $0.03 million during the first nine months of 2005 as compared with the first nine months of 2004. Operating cash was invested in an interest bearing account during the first nine months of 2005 but not during the first nine months of 2004.

Costs and expenses in the first nine months of 2005 were $1.2 million, a decrease of $1.9 million or 62%, as compared to the first nine months of 2004. Depreciation decreased $1.8 million during the first nine months of 2005 as compared to the first nine months of 2004 as the Turbines were fully depreciated in 2004. The Partnership is continuing to depreciate other assets, including the service building and relocation/upgrades on the Turbines. Property taxes remained constant during the first nine months of 2005 as compared to the first nine months of 2004. Easement fees and management fees decreased $0.03 and $0.01 million, respectively, during the first nine months of 2005 as compared to the first nine months of 2004. Easement and management fees are calculated as a percentage of Gross Operating Proceeds. "Gross Operating Proceeds" is defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues. Maintenance expenses increased $0.007 million in the first nine months of 2005, as compared to the first nine months of 2004, due to an increase in unscheduled maintenance. Insurance costs decreased by $0.04 million in the first nine months of 2005 due to a decrease in premiums as compared with the first nine months of 2004. Other operating costs decreased $0.02 million in the first nine months of 2005 due to a decrease in the use of outside consultants as compared to the same period in 2004.

Overall, the Partnership reported net income of $1.6 million for the first nine months of 2005 as compared with a net loss of $0.1 million for the first nine months of 2004. During the first nine months of 2005, the total partners' capital increased $1.6 million to $0.2 million. The net income per Unit was $1,382 for the first nine months of 2005 compared with a net loss per Unit of $120 for the first nine months of 2004.

Cash flows from operations decreased $0.6 million in the first nine months of 2005 as compared to the first nine months of 2004. This decrease was primarily due to unfavorable changes in working capital during the first nine months of 2005 as compared to the first nine months of 2004. Cash flows used in financing activities decreased by $0.5 million due to principal payments made on the Purchase Notes during the nine months ended September 30, 2004, while none were made during the nine months ended September 30, 2005. Excess cash flows from operations are used primarily to fund payments of the interest in arrears on the Purchase Notes.

Results of Operations for the Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

For the three months ended September 30, 2005, revenues from power sales were $0.7 million, and the Windsystem produced 8.8 million kWh of electricity for sale to SCE. This was a decrease of $0.4 million or 38% in revenue and a decrease of 1.9 million kWh of electricity produced or 18% as compared to the same period in 2004. The decrease in electricity revenue resulted from a decrease in production combined with the average lower price paid by SCE for the energy delivered by the Partnership throughout the three months ended September 30, 2005 as compared to the same period in 2004. See "Note 2 - THE PARTNERSHIP - Substantial Transactions and Operating Agreements". The Partnership believes that the decrease in production is due primarily to lower average wind speeds during the three months ended September 30, 2005 as compared with the three months ended September 30, 2004. Further, throughout the three months ended September 30, 2005, SCE paid a price equal to its short-run avoided cost for all energy delivered by the Partnership. During this period, SCE's short-run avoided cost (and the price paid by SCE for energy delivered by the Partnership during this period) ranged from $0.058 to $0.126 per kWh. Throughout the three-month period ended September 30, 2005, the price paid by SCE for the energy delivered by the Partnership was an average rate of $0.078 per kWh. Throughout the three-month period ended September 30, 2004, the price paid by SCE for the energy delivered by the Partnership was a higher fixed rate of $0.102 per kWh. Interest income increased $0.01 million during the three months ended September 30, 2005 as compared with the three months ended September 30, 2004. Operating cash was invested in an interest bearing account during the three months ended September 30, 2005 but not during the three months ended September 30, 2004.

Costs and expenses for the third quarter of 2005 were $0.5 million. This was a decrease of $0.6 million or 55%, as compared to the third quarter of 2004. Depreciation decreased $0.6 million during the third quarter of 2005 as compared to the third quarter of 2004 as the Turbines were fully depreciated in 2004. The Partnership is continuing to depreciate other assets, including the service building and relocation/upgrades on the Turbines. Property taxes increased $0.05 million during the third quarter of 2005 as compared to the third quarter of 2004 due to a 2004 adjustment to previously recorded property tax expense. This adjustment was based on a reimbursement from EWS to the Partnership of penalties paid by the Partnership in 2004 relating to the late payment of property taxes.

Easement fees and management fees decreased $0.02 and $0.01 million, respectively, during the third quarter of 2005 as compared to the third quarter of 2004. Easement and management fees are calculated as a percentage of Gross Operating Proceeds. Maintenance expenses increased $0.06 million in the third quarter of 2005, as compared to the third quarter of 2004, due to an increase in unscheduled maintenance. Insurance costs decreased by $0.01 million in the third quarter of 2005 due to a decrease in premiums as compared with the third quarter of 2004. Other operating costs remained constant in the third quarter of 2005 as compared to the same period in 2004.

Overall, the Partnership reported net income of $0.2 million for the third quarter of 2005, which is an increase of $0.15 million or 163% as compared to the third quarter of 2004. Net income per Unit was $203 for the third quarter of 2005 compared with a net income per Unit of $77 for the third quarter of 2004.

Contractual Obligations

The Partnership's contractual obligations as of September 30, 2005 are as follows (in millions):

     -------------------------------    ----------------    -------------------
                                               2005             Thereafter
     -------------------------------    ----------------    -------------------

     -------------------------------    ----------------    -------------------
     Debt
     -------------------------------    ----------------    -------------------
        Interest Payable                     $2.365                 *
     -------------------------------    ----------------    -------------------

     -------------------------------    ----------------    -------------------
     Purchase Obligations:
     -------------------------------    ----------------    -------------------
     Maintenance fees                        $0.104                 *
     -------------------------------    ----------------    -------------------

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

The Partnership's management, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures as of September 30, 2005. Based on these evaluations, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of September 30, 2005.

During the nine months ended September 30, 2005, the Partnership made no change in its internal control over financial reporting that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Partnership is in default under the Purchase Notes. As of the date of this filing, the total amount in default is $2.4 million, which is totally comprised of unpaid interest in arrears. See Notes 3 and 4 to the Financial Statements for additional information.

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


                                    Zond-PanAero Windsystem Partners I
Date: November 14, 2005
                                    By:  Zond Windsystems Management LLC,
                                    General Partner

                                    By: /s/ Eric D. Gadd
                                        -----------------------------------
                                    Eric D. Gadd
                                    Chief Executive Officer of Zond Windsystems
                                    Management LLC, the General Partner of Zond-
                                    PanAero Windsystem Partners I, a California
                                    Limited Partnership


                                    By: /s/ Mary H. Cilia
                                        ------------------------------------
                                    Mary H. Cilia
                                    Chief Financial Officer of Zond Windsystems
                                    Management LLC, the General Partner of Zond-
                                    PanAero Windsystem Partners I, a California
                                    Limited Partnership

                                 Exhibit Index
                                 -------------


   Number                   Description


   31.1*    Rule 13a-14(a) Certification of Eric D. Gadd

   31.2*    Rule 13a-14(a) Certification of Mary H. Cilia

   32.1*    Section 1350 Certification of Eric D. Gadd

   32.2*    Section 1350 Certification of Mary H. Cilia

* Filed with this report