Form 10-K
period 2005-12-31
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 2006-03-31
CIK 767404

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

                   For the fiscal year ended December 31, 2005

                                       Or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer  [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

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

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS

ITEM NUMBER                                                           PAGE
-----------                                                           ----

                                     PART I

1.    Business ....................................................     1
1A.   Risk Factors ................................................     6
2.    Properties ..................................................     7
3.    Legal Proceedings ...........................................     8
4.    Submission of Matters to a Vote of Security Holders .........     8

                                     PART II

5.    Market for Registrant's Common Equity and Related
      Unitholder Matters ..........................................     8
6.    Selected Financial Data .....................................     8
7.    Management's Discussion and Analysis of
      Financial Condition and Results of Operations ...............     9
7A.   Quantitative and Qualitative Disclosures about Market Risk ..    12
8.    Financial Statements and Supplementary Data .................    13
9.    Changes in and Disagreements With Accountants
      on Accounting and Financial Disclosure ......................    13
9A.   Controls and Procedures .....................................    13
9B.   Other Information ...........................................    13

                                    PART III

10.   Directors and Executive Officers of the Registrant ..........    14
11.   Executive Compensation ......................................    15
12.   Security Ownership of Certain Beneficial Owners
      and Management and Related Unitholder Matters ...............    16
13.   Certain Relationships and Related Transactions ..............    16
14.   Principal Accountant Fees and Services ......................    18

                                     PART IV

15.   Exhibits and Financial Statements Schedules .................    19

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

The Windsystem, which became operational in November 1984, was constructed by Mesa Construction Company ("MCC"), a joint venture formed between an affiliate of Enron Wind Systems, Inc. ("EWSI") and an affiliate of PanAero Corporation ("PanAero"). The Partnership paid MCC a total of $48.9 million, comprised of $22.4 million in cash and $26.5 million in the form of notes (the "Purchase Notes"), for the purchase, construction and installation of the Turbines. The Purchase Notes matured on December 31, 2002. At that time, there was $1.0 million and $5.7 million of principal and interest in arrears, respectively. As of December 31, 2005, the total amount in default was $0.6 million, which was comprised of interest in arrears. In March 2006, the Partnership paid the remaining $0.6 million of interest in arrears due under the Purchase Notes.

On January 3, 1997, EWSI's parent company, Zond Corporation, became a wholly-owned subsidiary of Enron Renewable Energy Corp. ("EREC"), which is wholly owned by Enron Corp. ("Enron"). The general partner of the Partnership (the "General Partner") is Zond Windsystems Management LLC ("ZWM"), a California limited liability company wholly-owned by Enron Wind Systems, LLC ("EWS").

DISSOLUTION OF THE PARTNERSHIP

The business of the Partnership and the respective rights of its partners, including the Partnership's limited partners (the "Limited Partners"), are governed by the First Amended and Restated Certificate and Agreement of Limited Partnership of Zond-PanAero Windsystem Partners I, a California Limited Partnership, entered into on November 29, 1984, as amended (the "Partnership Agreement"). The term of the Partnership ended on December 31, 2005 in accordance with the terms of the Partnership Agreement. The Partnership dissolved effective on the day on which the term of the Partnership ended. The General Partner will liquidate the assets of the Partnership, apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and plans to cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner plans to file with the Securities and Exchange Commission ("Commission") a Form 15 to terminate registration of the Units under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The General Partner is currently evaluating the options in connection with the liquidation of the Partnership's assets. The primary liquidation options that the General Partner is evaluating are (i) the sale of the Turbines to a third party or to Mesa or one of its affiliates and (ii) the abandonment of the Turbines to Mesa under the Wind Park Easement Agreement (as defined in "Substantial Transactions and Operating Agreements" below). In connection with the evaluation of the Turbine sale alternative, the General Partner is reviewing the potential sale of only the Turbines by the Partnership, as well as assessing if the Turbines can be combined for sale with other related assets held by third parties. In connection with the evaluation of the Turbine abandonment option, the General Partner has obtained two appraisals of the value of the Turbines from independent third party appraisal companies.

The General Partner is continuing the operation of the Windsystem during the liquidation period of the Partnership. The Reservation of Rights Agreement, Wind Park Easement Agreement and Management Agreement (as defined in "Sale of Electric Power", "Operation and Maintenance Services" and "Item 2. PROPERTIES") each were due to expire on December 31, 2005. The General Partner extended the term of the Reservation of Rights Agreement and the Wind Park Easement Agreement through March 31, 2006, and extended the term of the Management Agreement through May 31, 2006. See "Sale of Electric Power", "Operation and Maintenance Services" and "Item 2. PROPERTIES" for additional information. The Partnership currently intends to continue to operate the Windsystem and deliver power to SCE after March 31, 2006. The General Partner is seeking to extend the Reservation of Rights Agreement and the Wind Park Easement Agreement. However, if the Partnership cannot obtain extensions of these existing agreements on or prior to March 31, 2006, the Partnership will not have a contractual right to generate power at the Operating Site or to sell any power that it may generate after March 31, 2006, and there is no assurance that the Partnership will receive payment under the RSO1 Power Agreement (as defined in "Sale of Electric Power" below) or otherwise with respect to any deliveries of energy to SCE made after March 31, 2006.

Under the terms of the Partnership Agreement, the proceeds of the liquidation of the assets of the Partnership are to be distributed in the following order: (i) first, for the payment of any Partnership liquidation expenses and Partnership debts (other than those owing to any of the Partners), such as the Purchase Notes; (ii) second, for the payment of any Partnership debts owing to any of the Partners; and (iii) third, for distributions to the Partners in proportion to their Partnership adjusted capital accounts, after giving effect to all contributions, distributions and allocations for all taxable years of the Partnership, including the taxable year during which the final liquidating distribution occurs. There is no assurance that, following the payment of the liquidation expenses relating to the Partnership and the payment of the Partnership's debts, there will be any remaining proceeds from the liquidation of the Partnership's assets available for distribution to the Partners.

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

OPERATION AND MAINTENANCE SERVICES

EWS manages the Windsystem pursuant to a windsystem management agreement with the Partnership executed on July 27, 1988 (the "Management Agreement"). The Management Agreement, as amended, was due to terminate by its terms on March 31, 2006; however, the Partnership and EWS entered into a Sixth Amendment to Windsystem Management Agreement (the "Management Agreement Amendment") dated as of March 29, 2006 which extended the termination date of the Management Agreement from March 31, 2006 to May 31, 2006.

Prior to May 10, 2002, Enron Wind Maintenance LLC, an affiliate of EWS, provided operations and maintenance services for the Windsystem. On May 10, 2002, EWS contracted with GE Wind Energy, LLC to perform certain operations and maintenance services relating to the Windsystem for a period of one year ending on May 10, 2003.

In April 2003, EWS entered into an agreement (the "O&M Agreement") with SeaWest Asset Management Services, LLC ("SeaWest") to provide certain operation and maintenance services relating to the Windsystem for a 5-year period ending on May 10, 2008. If EWS terminates the O&M Agreement prior to the end of its stated term, EWS may be required to pay certain agreed demobilization fees to SeaWest. If EWS is required to pay such fees, EWS may attempt to seek recovery from the Partnership of some, or all, of the amount of such fees pursuant to the terms of the Management Agreement. Management currently estimates that the amount of the demobilization fee, if any, for which EWS would seek recovery from the Partnership would not be in excess of approximately $50,000.

SALE OF ELECTRIC POWER

Through June 23, 2005, the Partnership sold the electric power generated by the Turbines to SCE under a power purchase and sales agreement (the "Power Agreement"). The Power Agreement was originally entered into between SCE and PanAero in April 1982 and covers an aggregate of 29.9 megawatts of generating capacity. PanAero assigned the Power Agreement to Mesa Wind Developers ("Mesa"), a joint venture between EWSI and an affiliate of PanAero, in July 1984. Mesa subsequently assigned the portion of the Power Agreement that covers the aggregate rated capacity of the Turbines (19.5 megawatts) to the Partnership pursuant to that certain Partial Assignment of Wind Park Power Purchase and Sales Agreement dated September 28, 1984 (the "Partial Assignment"). Each of the Partial Assignment and the Power Agreement terminated by its terms on or about June 23, 2005.

On or about June 23, 2005, the Partnership and PanAero Management Corporation ("PAMC"), a wholly-owned subsidiary of PanAero entered into a Reservation of Rights Agreement dated as of June 23, 2005 (the "Reservation of Rights Agreement") pursuant to which the Partnership is permitted to (i) sell power to SCE from the Windsystem under a Reformed Standard Offer 1 As-Available Capacity and Energy Power Purchase Agreement dated June 23, 2005 between SCE and PAMC (the "RSO1 Power Agreement"), and (ii) interconnect the Windsystem with SCE's transmission system under an Interconnection Facilities Agreement between SCE and PAMC which was effective as of June 23, 2005 (the "Interconnection Agreement").

Under the Reservation of Rights Agreement, the Partnership is permitted and has agreed to deliver up to 19.5 megawatts of energy to SCE under the RSO1 Power Agreement and to interconnect the Partnership's Windsystem to SCE's transmission system under the Interconnection Agreement. The Reservation of Rights Agreement was due to terminate on December 31, 2005; however, the Partnership and PAMC entered into an Amendment to Reservation of Rights Agreement (the "Reservation of Rights Agreement Amendment") which was effective as of December 31, 2005 and which extended the termination date of the Reservation of Rights Agreement from December 31, 2005 to March 31, 2006. See "Item 1. BUSINESS - Going Concern". The Partnership is not required under the Reservation of Rights Agreement to pay to PAMC a fee for the Partnership's use of the RSO1 Power Agreement or the Interconnection Agreement. The Partnership is required to pay for a portion of all fees, costs and expenses incurred by PAMC under the RSO1 Power Agreement and the Interconnection Agreement, including, without limitation, interconnection fees, back feed electricity costs and maintenance costs. The portion of such fees, costs and expenses to be paid by the Partnership is based on the ratio of
(x) the aggregate installed name-plate capacity of the Partnership's Windsystem to (y) the aggregate installed name-plate capacity of all the wind power projects delivering power to SCE under the RSO1 Power Agreement.

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

Under the RSO1 Power Agreement, SCE is required to purchase from PAMC, and PAMC is required to sell to SCE, the output from the Partnership's Windsystem and ZWP II's wind power facility, provided that the aggregate name-plate capacity of all such generating facilities may not exceed 30 megawatts at any one time. The RSO1 Power Agreement has a five-year term, but may be terminated by PAMC upon 30 days advance notice to SCE. The price to be paid by SCE for the energy delivered under the RSO1 Power Agreement is equal to the short run avoided cost to SCE for energy during the delivery period of such energy. Under the RSO1 Power Agreement, SCE also pays an annual capacity payment for the installed capacity of such generation facilities that is based on SCE's avoided cost for capacity.

Unlike the Power Agreement, which terminated on or about June 23, 2005, the RSO1 Power Agreement does not contain a minimum energy price payable by SCE. The minimum price for energy that was paid by SCE under the Power Agreement was $0.102 per kilowatt hour of energy, and SCE generally paid to the Partnership such minimum price for energy during the term of the Power Agreement. As a result, the Partnership expects that the price received by the Partnership for the sale of energy under the RSO1 Power Agreement will be more volatile as compared with the price that would have been received by the Partnership under the Power Agreement during the same period of time.

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

During 2005, SCE purchased an aggregate of 35.8 million kWh of electricity from the Partnership for an aggregate purchase price of $3.4 million.

GOING CONCERN

1. As discussed in "Item 1 - BUSINESS - Dissolution of the Partnership", the term of the Partnership ended on December 31, 2005. The Partnership dissolved effective on the day on which the term of the Partnership ended. The General Partner is currently evaluating opportunities to liquidate the assets of the Partnership. Upon liquidation of the assets of the Partnership, the General Partner will apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and plans to cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner plans to file with the Commission a Form 15 to terminate registration of the Units under the Exchange Act.

2. As discussed in "Item 1 - BUSINESS - Dissolution of the Partnership", the term of the Reservation of Rights Agreement and the Wind Park Easement Agreement end on March 31, 2006. The General Partner is seeking to extend the Reservation of Rights Agreement and the Wind Park Easement Agreement. However, if the Partnership cannot obtain extensions of these existing agreements on or prior to March 31, 2006, the Partnership will not have a contractual right to generate power at the Operating Site or to sell any power that it may generate after March 31, 2006, and there is no assurance that the Partnership will receive payment under the RSO1 Power Agreement or otherwise with respect to any deliveries of energy to SCE made after March 31, 2006.

EMPLOYEES

The Partnership has no employees. EWS manages, operates, and maintains the Windsystem pursuant to the Management Agreement. The General Partner, utilizing employees of Enron, attends to the remaining day-to-day activities of the Partnership.

ITEM 1A.  RISK FACTORS

WIND RISK

The Partnership's sole source of revenue is from the sale to SCE of electric power generated from the Windsystem. The generation of electric power is dependent on the wind resource available at the Operating Site. This wind resource is variable and there is a risk that the wind resource will reduce over any particular time, or there will be no wind resource available for the Windsystem over any particular time.

EQUIPMENT RISK

There is a risk that some or all of the Turbines will fail to operate or operate less effectively or less often than they have in the past. Because the Partnership's sole source of revenue is the sale of electric power generated from the Windsystem, poorly operating or non-operating Turbines will result in the generation of less electric power, and less revenue to the Partnership.

ENVIRONMENTAL RISK

There is a risk that the operation and maintenance of the Windsystem at the Operating Site has resulted, or will result, in environmental damage to the Operating Site, or some portion thereof, and that the Partnership could have liability associated with such damage.

RISK OF NON-PAYMENT OR CURTAILMENT BY SCE

There is a risk of the Partnership not being paid by SCE for some or all of the electric power generated and delivered by the Partnership and that SCE may curtail the deliveries of electric power from the Windsystem. SCE is the sole purchaser of the electric power generated by the Windsystem, and SCE's refusal or inability to pay the Partnership for electric power delivered to SCE or SCE's curtailment of deliveries of electric power from the Windsystem would remove or reduce the Partnership's sole source of revenue.

NO MARKET FOR PARTNERSHIP INTERESTS

There is no public market for the Partnership Interests. Partnership Interests may not be transferred without the consent of the General Partner. There is a substantial risk that any holder of Partnership Interests will have no ability to transfer, sell or assign any such Partnership Interests.

CONTRACTUAL RIGHTS

There is a risk that the Partnership may not be able to extend the term of several of its material agreements, including without limitation the Wind Park Easement Agreement and Reservation of Rights Agreement. The term of these agreements each end on March 31, 2006. If the Partnership is unable to extend the term of these agreements, there is a risk the Partnership will be unable to continue the operation of the Windsystem, or if the Partnership continues to operate the Windsystem, that the Partnership will not receive payment for deliveries of electricity after March 31, 2006. In addition, under the terms of the Wind Park Easement Agreement, the Partnership is required to abandon the Turbines or remove the Turbines from the Operating Site by May 31,

2006. There is a risk that the Partnership will be unable to sell and remove the Turbines by May 31, 2006, and will be forced to abandon the Turbines.

VALUATION RISK IN SALE PROCESS

The Partnership is currently operating in liquidation and is marketing its assets for sale. There is no assurance of the amount of proceeds, if any, the Partnership will receive for the assets of the Partnership. As a result, there is significant risk that the Partnership will be unable to pay off its debts prior to the termination of the Partnership, and that the holders of the Partnership Interests will receive no distributions following the termination of the Partnership.

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

The Wind Park Easement Agreement, as previously amended, was due to terminate on December 31, 2005. The Partnership and Mesa entered into an Amendment to the Wind Park Easement Agreement (the "Easement Amendment"), which was effective as of December 31, 2005. The Easement Amendment extended the termination date of the Wind Park Easement Agreement from December 31, 2005 to March 31, 2006. See "Item 1. BUSINESS - Going Concern."

At the termination of the Wind Park Easement Agreement, the Partnership may: (1) elect to abandon the Turbines, with Mesa becoming the owner, (2) at its own expense, remove the Turbines, or (3) elect to sell the Turbines. If the Partnership elects to sell the Turbines at any time, the Partnership must first offer the Turbines to Mesa on the same terms and conditions. If the Partnership abandons the Turbines, neither Mesa nor any affiliate shall have the right to operate the Turbines unless Mesa pays to the Partnership the appraised fair market value (as defined) of the Turbines. The General Partner is in the process of evaluating the Partnership's options under the Wind Park Easement Agreement upon termination. If the Partnership does not decide to abandon the Turbines, under the Wind Park Easement Agreement, the Partnership is required to remove the Turbines from the Operating Site on or before May 31, 2006.

EWSI, PanAero, and their affiliates have developed and sold additional wind turbines on the Operating Site to ZPII and Mesa has granted a similar easement to ZPII.

Under the Wind Park Easement Agreement, Mesa charges the Partnership easement fees for the use of the Operating Site and Infrastructural Improvements in an amount equal to the greater of (a) with respect to periods ending on or prior to December 31, 2005, 5% of Gross Operating Proceeds and with respect to periods after December 31, 2005, 55% of the net operating proceeds of the Partnership or
(b) the Partnership's pro rata share (with the other producers of electric energy from wind power on the Operating Site) of the payments due the BLM under the Right-of-Way Grant. See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Wind Park Easement Agreement" for additional information.

ITEM 3.   LEGAL PROCEEDINGS

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the partners of the Partnership during 2005.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS

MARKET INFORMATION

There is no established public trading market for the Partnership's limited partnership units (the "Units"). The Partnership Agreement includes various restrictions on the transfer of Units. The Partnership did not repurchase any Units during the fourth quarter of 2005.

HOLDERS

The Partnership's records indicate that at December 31, 2005 there were 897 holders of record of the Partnership's Units.

CASH DISTRIBUTIONS

The Partnership makes cash distributions in accordance with the terms of the Partnership Agreement. Due to less-than-projected operating results, the Partnership has not distributed any cash during any fiscal year other than 1985, in which the Partnership distributed an aggregate of approximately $158,000 to the Limited Partners and $2,000 to the then General Partners. Under the Purchase Notes, the Partnership cannot make cash distributions to its partners unless certain cash reserve balances are maintained, no events of default exist, and certain ratio tests are met. The Partnership has not met these criteria since 1985 and did not make any cash distributions to its partners during 2005.

ITEM 6.   SELECTED FINANCIAL DATA

From and after 1987, the Partnership's accounting records have been maintained on a federal tax accrual basis, consistent with appropriate provisions of the Internal Revenue Code. Such records have been adjusted to reflect accounting principles generally accepted in the United States for purposes of filings with the Commission. The selected financial data should be read in conjunction with the financial statements and related footnotes included in Item 8.

                   As of and for the years ended December 31, (Dollars in thousands, except per Unit values which are in whole dollars)

                                                 As of and for the years ended December 31,
                                      -----------------------------------------------------------------
                                         2005         2004          2003          2002          2001
                                      ----------   ----------    ----------    ----------    ----------
Total revenue                         $    3,439   $    3,616    $    3,864    $    4,855    $    4,453
Net income (loss)                          1,922          (20)         (406)          466          (208)

Per unit:
  Net income (loss)                        1,615          (17)         (341)          392          (175)
  Partners' capital (deficit)                437       (1,178)       (1,161)         (820)       (1,212)

Total assets                          $    1,548   $    3,402    $    5,527    $    6,365    $    8,875
Current portion of notes
 payable to related party             $        -   $        -    $      458    $    1,008    $    4,497
Accrued interest to related party     $      565   $    4,265    $    5,804    $    5,718    $    5,442

Partners' capital (deficit)           $      520   $   (1,402)   $   (1,382)   $     (976)   $   (1,442)

All per Unit values were calculated based on 1,190 Units.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOING CONCERN

1. As discussed in "Item 1 - BUSINESS - Dissolution of the Partnership", the term of the Partnership ended on December 31, 2005. The Partnership dissolved effective on the day on which the term of the Partnership ended. The General Partner is currently evaluating opportunities to liquidate the assets of the Partnership. Upon liquidation of the assets of the Partnership, the General Partner will apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and plans to cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner plans to file with the Commission a Form 15 to terminate registration of the Units under the Exchange Act.

2. As discussed in "Item 1 - BUSINESS - Dissolution of the Partnership", the term of the Reservation of Rights Agreement and the Wind Park Easement Agreement end on March 31, 2006. The General Partner is seeking to extend the Reservation of Rights Agreement and the Wind Park Easement Agreement. However, if the Partnership cannot obtain extensions of these existing agreements on or prior to March 31, 2006, the Partnership will not have a contractual right to generate power at the Operating Site or to sell any power that it may generate after March 31, 2006, and there is no assurance that the Partnership will receive payment under the RSO1 Power Agreement or otherwise with respect to any deliveries of energy to SCE made after March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership experienced a lack of liquidity throughout 2005, primarily due to ongoing payments of interest in arrears on the Purchase Notes. As a result, interest payments on the Purchase Notes in the aggregate amount of $0.6 million were in arrears as of December 31, 2005. During 2005, the Partnership made interest payments to MCC on the Purchase Notes in the aggregate amount of $3.7 million. In March 2006, the Partnership paid the remaining $0.6 million of interest in arrears due under the Purchase Notes. The Partnership's failure to make timely payments on the Purchase Notes gave MCC the right to foreclose against its security interest in all the assets of the Partnership, including the Turbines. However, MCC did not exercise its right to foreclosure under the Purchase Notes. See "Results of Operations for the Year Ended December 31, 2005 Compared to December 31, 2004".

The Partnership's primary source of revenues and liquidity to fund operations of the Windsystem, repay debt, administer the Partnership, and make distributions to its partners is the production and sale of electricity from the Windsystem. The Partnership's sole customer is SCE. The price paid by SCE for the electricity is contractually defined under the RSO1 Power Agreement.

See "Item 1. BUSINESS - Sale of Electric Power" for additional information.

As of December 31, 2005, the Partnership had no current or planned commitments for capital expenditures.

PURCHASE NOTES

As of December 31, 2005, the Partnership was in default of the Purchase Notes. The total amount in default was $0.6 million, which was comprised of interest in arrears. In March 2006, the Partnership paid the remaining $0.6 million of interest in arrears due under the Purchase Notes. See "Item 1. BUSINESS - Going Concern" and Notes 2, 4 and 9 to the Financial Statements for additional information.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004

During the year ended December 31, 2005, the Partnership's electricity revenue was $3.4 million, and the Windsystem produced 35.8 million kWh of electricity sold to SCE. This was a decrease of $0.2 million or 6% in revenue and an increase of 0.4 million kWh or 1% of electricity produced as compared to the year ended December 31, 2004. The decrease in electricity revenue was primarily due to the effect of the change in price paid by SCE for the energy delivered by the Partnership beginning near the end of the second quarter of 2005. From January 1, 2005 through June 23, 2005, the price paid by SCE for energy delivered by the Partnership was at a rate of $0.102 per kWh. Beginning on June 24, 2005, under the RSO1 Power Agreement, SCE has paid a price equal to its short-run avoided cost for all energy delivered by the Partnership. During the period from June 24, 2005 through December 31, 2005, SCE's short-run avoided cost (and the price paid by SCE for energy delivered by the Partnership during this period) ranged from $0.053 to $0.137 per kWh. Throughout the year ended December 31, 2005, the price paid by SCE for the energy delivered by the Partnership was an average rate of $0.084 per kWh. Throughout the year ended December 31, 2004, the price paid by SCE for the energy delivered by the Partnership was a higher fixed rate of $0.102 per kWh. See "Item 1. BUSINESS - Sale of Electric Power."

Costs and expenses during 2005 were $1.5 million, a decrease of $2.1 million or 58%, as compared to 2004. Depreciation decreased $2.0 million in 2005 as compared to 2004 due to the Turbines being fully depreciated during 2004. The Partnership is continuing to depreciate other assets, including the service building and relocation/upgrades on the Turbines. Property taxes remained constant during 2005 as compared to 2004. Easement fees and management fees decreased $0.04 million and $0.02 million, respectively, during 2005 as compared to 2004. Easement and management fees are calculated as a percentage of Gross Operating Proceeds. "Gross Operating Proceeds" is defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues. Maintenance expenses increased $0.05 million in 2005, as compared to 2004, due to an increase in unscheduled maintenance. Insurance costs decreased by $0.05 million in 2005 due to a decrease in premiums as compared with 2004. Other operating costs decreased $0.02 million in 2005 due to a decrease in the use of outside consultants as compared to 2004.

Overall, the Partnership reported net income of $1.9 million for 2005, a change of $1.9 million from the net loss of $0.02 million in 2004. During 2005, the total partners' deficit decreased by $1.9 million to partner's capital of $0.5 million. The net income per Unit was $1,615 for 2005 compared with a net loss per Unit of $17 for 2004.

Cash flows from operations decreased by $2.7 million in 2005 as compared to 2004. This decrease was primarily due to increased payments of outstanding interest in arrears on the Purchase Notes in 2005 as compared to 2004 and decreased depreciation. Cash flows used in financing activities decreased by $0.5 million in 2005 as compared to 2004 due to decreased principal payments on the Purchase Notes. Excess cash flows from operations were used primarily to fund payments of the interest in arrears on the Purchase Notes.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003

During the year ended December 31, 2004, the Partnership's electricity revenue was $3.6 million, and the Windsystem produced 35.4 million kWh of electricity sold to SCE. This was a decrease of $0.3 million or 6% in revenue and a decrease of 2.4 million kWh or 6% of electricity produced as compared to the year ended December 31, 2003. The decrease was primarily due to a curtailment by SCE. SCE substantially curtailed the Partnership's electrical production from the Windsystem from April 13, 2004 though May 17, 2004 in connection with the construction by SCE of a new transmission line for SCE's transmission system. During this period, SCE curtailed the Partnership's production of electric power by approximately 75% resulting in the Partnership's inability to sell a significant portion of electric power.

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

Cash flows from operations decreased by $1.3 million in 2004 as compared to 2003. This decrease was primarily due to increased payments of outstanding interest in arrears on the Purchase Notes in 2004 as compared to 2003 and decreased revenues. Cash flows used in financing activities decreased by $0.1 million in 2004 as compared to 2003 due to decreased principal payments on the Purchase Notes. Excess cash flows from operations were used primarily to fund payments of the interest in arrears on the Purchase Notes.

CONTRACTUAL OBLIGATIONS

The Partnership's contractual obligations as of December 31, 2005 are as follows (in millions):

                                         2006*
                                      ----------
Purchase obligations:

  Scheduled maintenance fees          $    0.174
  Easement fees                       $    0.051
  Demobilization fees                 $    0.050

*The term of the Partnership ended on December 31, 2005; however, the Partnership is operating in liquidation and obtained the right to sell power under the Reservation of Rights Agreement, and extended the term of the Wind Park Easement Agreement, through March 31, 2006, and extended the term of the Management Agreement through May 31, 2006.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Partnership for the fiscal year ended December 31, 2005, filed as part of this Form 10-K and listed in response to "Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES" hereof, are incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 5, 2002, Arthur Andersen LLP resigned as independent auditors of the Partnership. The Partnership's Current Report on Form 8-K, filed with the Commission on February 13, 2002, as amended by Form 8-K/A, filed with the Commission on February 27, 2002, disclosed that during the preceding two years and in the subsequent interim period through February 5, 2002, there were no "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K.

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

ITEM 9A.  CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This term means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Partnership's management, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures as of December 31, 2005. Based on these evaluations, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2005. During the three months ended December 31, 2005, the Partnership made no change in its internal control over financial reporting that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Jesse E. Neyman, age 62, has served as President and Chief Executive Officer of ZWM since January 3, 2006. Mr. Neyman is responsible for managing and liquidating the global wind business operations of Enron and its affiliates. Mr. Neyman has served as Vice President, Principal Investments of Enron, since early 2002. He is responsible for managing financial investment portfolios of Enron and its affiliates. Prior to these assignments, Mr. Neyman served as Vice President of Enron Producer Finance, an affiliate of Enron, providing risk capital to the oil and gas sector.

Mary H. Cilia, age 44, has served as Chief Financial Officer and Treasurer of ZWM since May 3, 2004. Ms. Cilia has served in various accounting capacities for Enron and certain Enron affiliates since 1999.

Mr. Neyman and Ms. Cilia were executive officers of various subsidiaries of Enron that filed voluntary petitions for Chapter 11 reorganization with the U.S. Bankruptcy Court for Southern District of New York filed in connection with the Enron Bankruptcy. See "Item 1. BUSINESS - Bankruptcy and Mergers" for additional information.

DIRECTORS

ZWM has no directors. EREC, which indirectly holds the sole membership interest in ZWM, has a board of directors. Because neither the Partnership nor ZWM has an audit committee or a board of directors, the board of directors of EREC serves the role of the audit committee for the Partnership and these directors may be deemed to be directors of the Partnership under the Exchange Act. The members of the board of directors of EREC may also be deemed directors of Zond Windsystem Partners, Ltd. Series 85-A, Zond Windsystem Partners, Ltd. Series 85-B and Zond Windsystem Partners, Ltd. Series 85-C, each a California Limited Partnership. Set forth below is certain information regarding the directors of EREC.

K. Wade Cline, age 43, has been a director of EREC since November 17, 2004. Mr. Cline was elected as Managing Director and Assistant General Counsel of Enron in February 2002, and was elected Managing Director and General Counsel of Enron in September 2005. Mr. Cline has served multiple Enron companies in various legal and management roles since 1992.

Richard Lydecker, age 61, has been a director of EREC since January 3, 2006, and has served as Managing Director and Chief Accounting Officer of Enron since February 2002. Mr. Lydecker also was elected as Enron's Chief Financial Officer effective December 20, 2005. Prior to his appointment to these positions with Enron, Mr. Lydecker was Vice President, Principal Investments of Enron. The board of directors of EREC has determined that Mr. Lydecker is an "audit committee financial expert" as such term is defined by the rules of the Commission. Mr. Lydecker is not "independent" as such term is defined under the listing standards of the New York Stock Exchange.

Messrs. Cline and Lydecker were executive officers of various subsidiaries of Enron that filed voluntary petitions for Chapter 11 reorganization with the U.S. Bankruptcy Court for Southern District of New York filed in connection with the Enron Bankruptcy. See "Item 1 BUSINESS - Bankruptcy and Mergers" for additional information. In addition, Mr. Cline was an executive officer of Dabhol Power Company, a foreign Enron affiliated entity, for which a receiver was appointed.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, requires the Partnership's directors, officers, and persons who own more than 10% of a registered class of the Partnership's equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on its review of the copies of such reports received by the Partnership, or written representations from certain reporting persons, the Partnership believes that during the last fiscal year, all Section 16 filing requirements applicable to its reporting persons were complied with.

CODE OF ETHICS

Enron (and all of its subsidiary companies, including ZWM and EWS) is subject to and covered by the Enron Corp. Code of Ethics (which applies to all covered employees, officers and directors). The foregoing entities are also subject to and governed by the Enron Corp. Accounting and Financial Reporting Code of Ethics, which also applies to all employees of Enron and its subsidiaries, including ZWM and EWS. A copy of the Enron Corp. Code of Ethics is available, without charge, upon request in writing to the Partnership at 1221 Lamar Street, Suite 1600, Houston, Texas 77010 Attention: Investor Relations.

DELEGATION OF MANAGEMENT

The Partnership has delegated certain aspects of the operation, management, maintenance and repair of the Windsystem to EWS pursuant to the Management Agreement. See "Item 1. BUSINESS - Operation and Maintenance Services".

ITEM 11.  EXECUTIVE COMPENSATION

As the Partnership has no employees, it does not pay executive compensation to any individual. The General Partner participates in the profits and losses of the Partnership by virtue of its partnership interests, and EWS receives payment under the Management Agreement for services rendered thereunder. Eric D. Gadd served as President and Chief Executive Officer of ZWM from September 26, 2002 through December 31, 2005. Individuals that may be deemed executive officers of the Partnership are compensated by Enron, or subsidiaries of

Enron, for all of their services rendered, including their services to the Partnership, and were not compensated directly by the Partnership. The directors of EREC are compensated for all of their services rendered, including services to the Partnership, by Enron, and they are not compensated directly by the Partnership for their services as directors of EREC. See also "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a discussion of payments made by the Partnership to EWS, MCC and Mesa.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

CERTAIN BENEFICIAL OWNERS

To the Partnership's knowledge, no person (including a "group" as that term is used in Section 13(d)(3) of the Exchange Act) is the beneficial owner of more than 5% of the Partnership's equity interests.

OWNERSHIP OF MANAGEMENT

ZWM owns the sole general partner interest in the Partnership. ZWM also owns the substituted limited partner interest transferred by PAMC as discussed in "Item 11- EXECUTIVE COMPENSATION - Distributions" and two Units. No person who is deemed to be an executive officer or director of the Partnership owns any interest in the Partnership, ZWM, EREC or any of its subsidiaries.

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

EWS receives payments from the Partnership pursuant to the Management Agreement. EWS has an indirect 50% interest in MCC, which received payments from the Partnership pursuant to the

Purchase Notes. EWS also has a 50% interest in Mesa, which receives easement payments from the Partnership pursuant to the Wind Park Easement Agreement. In addition, through September 2005, Mesa allocated payments received from SCE pursuant to the Power Agreement to the Partnership based upon the amount of electricity generated by the Partnership. On August 8, 2005 the executive officers of EWS resigned and accordingly, since such date, the executive officers of EREC may be deemed executive officers of EWS. Eric Gadd was the President and Chief Executive Officer of EWS from May 11, 2002 through August 7, 2005. Wade Cline was a Vice President of EWS from November 17, 2004 through August 7, 2005, and has been the Executive Vice President of EREC since September 6, 2005. Richard Lydecker has been Chief Accounting Officer of EREC since September 8, 2005. Jesse Neyman, Jr. has been President and Chief Operating Officer of EREC since January 3, 2006. Robert Semple was a director of EREC from December 12, 2002 through December 31, 2005, and from November 17, 2004 through August 7, 2005 he was the Associate Restructuring Director of EWS.

PURCHASE NOTE FINANCING

Prior to maturity on December 31, 2002, the Purchase Notes were payable in equal semi-annual installments of principal and interest over 18 years, commencing in 1984. Interest was accrued from 1984 to January 1990 at a 13% rate per annum and at an 11% rate per annum thereafter. During 2005, the Partnership paid MCC $3.7 million of interest in arrears due under the Purchase Notes. At December 31, 2005, $0.6 million of accrued interest was due to MCC under the Purchase Notes. In March 2006, the Partnership paid the remaining $0.6 million of interest in arrears due under the Purchase Notes. Prior to the date of payment of such remaining interest in arrears under the Purchase Notes, the Partnership was in default under the Purchase Notes. During such period and upon notice of default, MCC had the right to foreclose against its security interest in the assets of the Partnership, including the Turbines. However, MCC did not elect to foreclose on its security interest during such period. See "Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources" for additional information.

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

As compensation for its services under the Management Agreement, EWS receives a management fee of 2% of the Partnership's Gross Operating Proceeds. "Gross Operating Proceeds" is defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues. Under the Management Agreement, EWS is entitled to be reimbursed for 115% of the maintenance costs, including labor and material costs that it incurs in the performance of services including services by third parties. Upon termination of the Management Agreement, EWS will be entitled to receive an incentive fee equal to the balance of the cash reserve maintained in connection with the Purchase Notes. As of the date of this filing, there is no cash reserve. During 2005, the Partnership incurred $0.1 million for management fees and incurred $0.9 million for cost reimbursement of maintenance and other operating costs under the Management Agreement. See "Item 1 - BUSINESS - Operation and Maintenance Services" for additional information.

WIND PARK EASEMENT AGREEMENT

The Partnership uses a portion of the Operating Site and the Infrastructural Improvements pursuant to the Wind Park Easement Agreement. Under the Wind Park Easement Agreement, Mesa charges the Partnership easement fees in an amount equal to the greater of (a) with respect to periods ending on or prior to December 31, 2005, 5% of Gross Operating Proceeds and, with respect to periods ending after December 31, 2005, 55% of the Partnership's net operating proceeds or (b) the Partnership's pro rata share (with the other producers of electric energy from wind power on the Operating Site) of the payments due the BLM under the Right-of-Way Grant. During the year ended December 31, 2005, the Partnership paid $0.2 million in easement fees to Mesa under the Wind Park Easement Agreement.

The annual easement payment due under the Right-of-Way Grant is $79,000. ZPI and ZPII are each charged a pro rata share of the $79,000 in accordance with the Wind Park Easement Agreement based on their ratios of aggregated rated capacity of the turbines installed on the Operating Site. Easement payments may be adjusted by the BLM annually to reflect any change in the fair easement value of the Operating Site, which could result in revised easement payments by the Partnership to Mesa under the Wind Park Easement Agreement.

PARTIAL ASSIGNMENT

Under the Partial Assignment, Mesa was an agent for the Partnership in connection with the collection of the payments from SCE for deliveries of electric power to SCE by the Partnership under the Power Agreement. Mesa also served as an agent for ZPII under a similar partial assignment of the Power Agreement relating to that entity. Mesa allocated the payments received from SCE under the Power Agreement between the Partnership and ZPII based upon the prorated amount of electricity generated by each entity with respect to the period applicable to such payment. During 2005, Mesa allocated and distributed to the Partnership approximately $2 million of revenues received from SCE under the Power Agreement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees for professional audit services rendered to the Partnership by Hein & Associates LLP for the years ended December 31, 2005 and 2004 were $23,000 and

$46,000, respectively. The board of directors of EREC pre-approves all audit and non-audit services provided by Hein & Associates LLP to the Partnership.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)1    Financial Statements

          Balance  Sheets at December 31, 2005 and 2004

          Statements of Operations for the years ended December 31, 2005, 2004 and 2003

          Statements of Changes in Partners' Capital (Deficit) for the years ended December 31, 2005, 2004 and 2003

          Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

          Notes to Financial Statements

  (a)2    Schedules

          None

  (a)3    Exhibits

  NUMBER      DESCRIPTION
----------    ------------------------------------------------------------------
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

   10.3 Wind Park Easement Agreement dated as of September 7, 1984, between Mesa and the Partnership; Amendment to Wind Park Easement Agreement dated as of November 28, 1984 (Incorporated by reference from Exhibit D to the Partnership's Registration Statement on Form 10 dated April 29, 1985); Amendment to Wind Park Easement Agreement effective December 31, 2004 between Mesa and the Partnership (Incorporated by reference from Exhibit 10.3 to the Partnership's Current Report on Form 8-K dated February 16, 2005); Amendment to Wind Park Easement Agreement dated June 23, 2005 (Incorporated by reference from Exhibit 10.5 to the Partnership's Current Report on Form 8-K dated June 23, 2005); and Amendment to Wind Park Easement Agreement entered into on March 3, 2006, effective as of December 31, 2005 (Incorporated by reference from Exhibit 10.3 to the Partnership's Current Report on Form 8-K filed March 9, 2006).

   10.4 Windsystem Management Agreement dated July 27, 1988, between EWS and the Partnership, and First Amendment to Windsystem Management Agreement, (Incorporated by reference from Exhibit 10.5 to the Partnership's Annual Report on Form 10-K (File No. 0-13510) for the fiscal year ended December 31, 1988).

   10.5 Second Amendment to Windsystem Management Agreement between EWS and the Partnership (Incorporated by reference from Exhibit 10.5 to the Partnership's Annual Report on Form 10-K (File No. 0-13510) for the fiscal year ended December 31, 1989); Third Amendment to Windsystem Management Agreement effective December 31, 2004 between EWS and the Partnership (Incorporated by reference from Exhibit 10.2 to the Partnership's Current Report on Form 8-K dated February 16, 2005); Fourth Amendment to Windsystem Management Agreement dated June 23, 2005 (Incorporated by reference from Exhibit 10.4 to the Partnership's Current Report on Form 8-K dated June 23, 2005); Fifth Amendment to Windsystem Management Agreement dated as of January 5, 2006, effective as of December 31, 2005 (Incorporated by reference from Exhibit 10.1 to the Partnership's Current Report on Form 8-K dated December 31, 2005); and Sixth Amendment to Windsystem Management Agreement dated as of March 29, 2006.

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

   10.9 Reformed Standard Offer 1 As-Available Capacity and Energy Power Purchase Agreement dated June 23, 2005 between PAMC Management Corporation and Southern California Edison Company (Incorporated by reference from Exhibit 10.2 to the Partnership's Current Report on Form 8-K dated June 23, 2005).

   10.10 Interconnection Facilities Agreement dated June 23, 2005 between PAMC Management Corporation and Southern California Edison Company (Incorporated by reference from Exhibit 10.3 to the Partnership's Current Report on Form 8-K dated June 23, 2005).

   10.11 Reservation of Rights Agreement, dated as of June 23, 2005 between the Partnership and PAMC Management Corporation (Incorporated by reference from Exhibit 10.1 to the Partnership's Current Report on Form 8-K dated June 23, 2005); Amendment to Reservation of Rights Agreement entered into on March 8, 2006, effective as of December 31, 2005 (Incorporated by reference from Exhibit 10.2 to the Partnership's Current Report on Form 8-K filed March 9, 2006).

   31.1       Rule 13a-14(a) Certification of Jesse E. Neyman

   31.2       Rule 13a-14(a) Certification of Mary H. Cilia

   32.1       Section 1350 Certification of Jesse E. Neyman

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


                                            Zond-PanAero Windsystem Partners I

                                            By: Zond Windsystems Management LLC,
                                                General Partner

                                            By: /s/  Jesse E. Neyman
                                                --------------------------------
                                                Jesse E. Neyman
                                                Chief Executive Officer

                                                March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                                   TITLE                              DATE
--------------------------------   ----------------------------------------------   --------------
By: /s/ Jesse E. Neyman            Chief Executive Officer of Zond Windsystems      March 31, 2006
    ----------------------------   Management LLC, the General Partner of
    Jesse E. Neyman                Zond-PanAero Windsystem Partners I


By: /s/ Mary H. Cilia              Chief Financial Officer of Zond Windsystems      March 31, 2006
    ----------------------------   Management LLC, the General Partner of
    Mary H. Cilia                  Zond-PanAero Windsystem Partners I


By: /s/ Richard Lydecker           Director of Enron Renewable Energy Corp.         March 31, 2006
    ----------------------------
    Richard Lydecker


By: /s/ Kenneth Wade Cline         Director of Enron Renewable Energy Corp.         March 31, 2006
    ----------------------------
    Kenneth Wade Cline

                                  Exhibit Index

NUMBER   DESCRIPTION
------   -----------------------------------------------------------------------

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

10.3 Wind Park Easement Agreement dated as of September 7, 1984, between Mesa and the Partnership; Amendment to Wind Park Easement Agreement dated as of November 28, 1984 (Incorporated by reference from Exhibit D to the Partnership's Registration Statement on Form 10 dated April 29,
         1985); Amendment to Wind Park Easement Agreement effective December 31, 2004 between Mesa and the Partnership (Incorporated by reference from Exhibit 10.3 to the Partnership's Current Report on Form 8-K dated February 16, 2005); Amendment to Wind Park Easement Agreement dated June 23, 2005 (Incorporated by reference from Exhibit 10.5 to the Partnership's Current Report on Form 8-K dated June 23, 2005); and Amendment to Wind Park Easement Agreement entered into on March 3, 2006, effective as of December 31, 2005 (Incorporated by reference from Exhibit 10.3 to the Partnership's Current Report on Form 8-K filed March 9, 2006).

10.4 Windsystem Management Agreement dated July 27, 1988, between EWS and the Partnership, and First Amendment to Windsystem Management Agreement, (Incorporated by reference from Exhibit 10.5 to the Partnership's Annual Report on Form 10-K (File No. 0-13510) for the fiscal year ended December 31, 1988).

10.5 Second Amendment to Windsystem Management Agreement between EWS and the Partnership (Incorporated by reference from Exhibit 10.5 to the Partnership's Annual Report on Form 10-K (File No. 0-13510) for the fiscal year ended December 31, 1989); Third Amendment to Windsystem Management Agreement effective December 31, 2004 between EWS and the Partnership (Incorporated by reference from Exhibit 10.2 to the Partnership's Current Report on Form 8-K dated February 16, 2005); Fourth Amendment to Windsystem Management Agreement dated June 23, 2005 (Incorporated by reference from Exhibit 10.4 to the Partnership's Current Report on Form 8-K dated June 23, 2005); Fifth Amendment to Windsystem Management Agreement dated as of January 5, 2006, effective as of December 31, 2005 (Incorporated by reference from Exhibit 10.1 to the Partnership's Current Report on Form 8-K dated December 31, 2005); and Sixth Amendment to Windsystem Management Agreement dated as of March 29, 2006.*

10.6 Purchase Note and Security Agreement dated as of November 26, 1984, between MCC and the Partnership (Incorporated by reference from Exhibit G to the Partnership's Registration Statement on Form 10 dated April 29, 1985).

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

10.9 Reformed Standard Offer 1 As-Available Capacity and Energy Power Purchase Agreement dated June 23, 2005 between PAMC Management Corporation and Southern California Edison Company (Incorporated by reference from Exhibit 10.2 to the Partnership's Current Report on Form 8-K dated June 23, 2005).

10.10 Interconnection Facilities Agreement dated June 23, 2005 between PAMC Management Corporation and Southern California Edison Company (Incorporated by reference from Exhibit 10.3 to the Partnership's Current Report on Form 8-K dated June 23, 2005).

10.11 Reservation of Rights Agreement, dated as of June 23, 2005 between the Partnership and PAMC Management Corporation (Incorporated by reference from Exhibit 10.1 to the Partnership's Current Report on Form 8-K dated June 23, 2005); Amendment to Reservation of Rights Agreement entered into on March 8, 2006, effective as of December 31, 2005 (Incorporated by reference from Exhibit 10.2 to the Partnership's Current Report on Form 8-K filed March 9, 2006).

31.1*    Rule 13a-14(a) Certification of Jesse E. Neyman

31.2*    Rule 13a-14(a) Certification of Mary H. Cilia

32.1*    Section 1350 Certification of Jesse E. Neyman

32.2*    Section 1350 Certification of Mary H. Cilia

* Filed with this report

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets at
December 31, 2005 and 2004                                                   F-1

Statements of Operations for the years ended
December 31, 2005, 2004 and 2003                                             F-2

Statements of Changes in Partners' Capital (Deficit) for the years ended
December 31, 2005, 2004 and 2003                                             F-3

Statements of Cash Flows for the years ended
December 31, 2005, 2004 and 2003                                             F-4

Notes to Financial Statements                                                F-5

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Zond-PanAero Windsystem Partners I:

We have audited the accompanying balance sheets of Zond-PanAero Windsystem Partners I (the "Partnership") as of December 31, 2005 and 2004 and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership has not had sufficient cash flows from operations to make payments of interest in arrears on outstanding debt and certain agreements relating to the Partnership's ability to generate electricity expire in 2006. The Partnership is expected to liquidate and terminate in 2006. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

HEIN & ASSOCIATES LLP

Houston, Texas
March 1, 2006

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                             (Dollars in thousands)

                                                       December 31, 2005   December 31, 2004
                                                       -----------------   -----------------
Assets
Current assets:
  Cash and cash equivalents                            $             843   $           2,603
  Accounts receivable from related party                             354                 401
  Other current assets                                                45                  44
                                                       -----------------   -----------------
Total current assets                                               1,242               3,048
                                                       -----------------   -----------------
Property, plant and equipment:
  Buildings                                                           98                  98
  Plant and equipment                                             49,561              49,561
  Less - accumulated depreciation                                (49,353)            (49,305)
                                                       -----------------   -----------------
Property, plant and equipment, net                                   306                 354
                                                       -----------------   -----------------
  Total assets                                         $           1,548   $           3,402
                                                       =================   =================
Liabilities and partners' capital (deficit)
Current liabilities:
  Accounts payable and accrued expenses                $             266   $             243
  Accounts payable to related party                                  197                 296
  Accrued interest to related party                                  565               4,265
                                                       -----------------   -----------------
Total current liabilities                                          1,028               4,804
                                                       -----------------   -----------------
Partners' capital(deficit):
  Generalpartner                                                       4                  (6)
  Limited partners                                                   (69)             (1,971)
  Substituted limited partner (Note 1)                                 4                  (6)
  Contributed capital                                                581                 581
                                                       -----------------   -----------------
    Total partners' capital (deficit)                                520              (1,402)
                                                       -----------------   -----------------
    Total liabilities and partners'
     capital (deficit)                                 $           1,548   $           3,402
                                                       =================   =================

The accompanying notes are an integral part of the financial statements.

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
    (Dollars in thousands, except per Unit value, which is in whole dollars)

                                                              For the years ended,
                                          ------------------------------------------------------------
                                          December 31, 2005      December 31, 2004   December 31, 2003
                                          -----------------      -----------------   -----------------
Revenue:
  Sale of electricity                     $           3,394      $           3,611   $           3,858
  Other income                                           45                      5                   6
                                          -----------------      -----------------   -----------------
Total revenue                                         3,439                  3,616               3,864

Costs and expenses:
  Depreciation                                           48                  2,087               2,495
  Interest expense                                        -                      2                  86
  Property taxes                                         88                     86                  79
  Easement fees to related party                        170                    209                 188
  Management fees to related party                       68                     84                  75
  Maintenance and other operating costs
   to related and other parties                         887                    840                 927
  Insurance costs                                       124                    174                 269
  Other operating costs                                 132                    154                 151
                                          -----------------      -----------------   -----------------
Total costs and expenses                              1,517                  3,636               4,270
                                          -----------------      -----------------   -----------------
Net income (loss)                         $           1,922      $             (20)  $            (406)
                                          =================      =================   =================
Net income (loss) per Unit                $           1,615      $             (17)  $            (341)
                                          =================      =================   =================
Number of outstanding Limited
 Partner Units                                        1,190                  1,190               1,190
                                          =================      =================   =================

The accompanying notes are an integral part of the financial statements.

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                             (Dollars in thousands)

                                             For the years ended December 31, 2005, 2004 and 2003
                                      ------------------------------------------------------------------
                                                                              Substituted
                                                                               Limited      Contributed
                                                    General      Limited       Partner        Capital
                                         Total      Partner      Partners      (Note 1)       (Note 5)
                                      ----------   ----------   ----------   ------------   ------------
Profit and loss allocation                100.00%        0.50%       99.00%          0.50%
                                      ----------   ----------   ----------   ------------   ------------
Balance at December 31, 2002                (976)          (4)      (1,549)            (4)           581

Net loss                                    (406)          (2)        (402)            (2)             -
                                      ----------   ----------   ----------   ------------   ------------
Balance at December 31, 2003              (1,382)          (6)      (1,951)            (6)           581

Net loss                                     (20)           -          (20)             -              -
                                      ----------   ----------   ----------   ------------   ------------
Balance at December 31, 2004              (1,402)          (6)      (1,971)            (6)           581

Net income                                 1,922           10        1,902             10              -
                                      ----------   ----------   ----------   ------------   ------------
Balance at December 31, 2005          $      520   $        4   $      (69)  $          4   $        581
                                      ==========   ==========   ==========   ============   ============

The accompanying notes are an integral part of the financial statements.

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                              For the years ended,
                                                           ---------------------------------------------------------
                                                           December 31, 2005   December 31, 2004   December 31, 2003
                                                           -----------------   -----------------   -----------------
Cash Flow From Operating Activities:

Net income (loss)                                          $           1,922   $             (20)  $            (406)

Reconciliation of net income (loss) to net cash
 (used in) provided by operating activities:

Depreciation                                                              48               2,087               2,495

Changes in operating assets and liabilities:
  Accounts receivable                                                      -                   -                 105
  Accounts receivable from related party                                  47                 520                (108)
  Other current assets                                                    (1)                 (4)                 (1)
  Accounts payable and accrued expenses                                   23                (149)                324
  Amount payable to related party                                        (99)                 41                (292)
  Accrued interest payable to related party                           (3,700)             (1,539)                 86
                                                           -----------------   -----------------   -----------------
Net cash (used in) provided by operating activities                   (1,760)                936               2,203

Cash flows used in financing activities:
  Principal payments on notes payable to related party                     -                (458)               (550)
                                                           -----------------   -----------------   -----------------
  Net (decrease) increase in cash and cash equivalents                (1,760)                478               1,653

Cash and cash equivalents at beginning of the period                   2,603               2,125                 472
                                                           -----------------   -----------------   -----------------
Cash and cash equivalents at end of period                 $             843   $           2,603   $           2,125
                                                           =================   =================   =================

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                   $           3,700   $           1,541   $               -

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

Each Turbine has a rated capacity of 65 kilowatts, and the Turbines have an aggregate rated capacity of 19.5 megawatts. The Turbines, together with certain infrastructural improvements (the "Infrastructural Improvements"), which are owned by Mesa Wind Developers ("Mesa"), a joint venture between Enron Wind Systems, Inc ("EWSI") and an affiliate of PanAero Corporation ("PanAero"), form an integrated electric power generating facility (the "Windsystem"). The Windsystem is located in the San Gorgonio Pass area of the San Bernardino Mountains near Palm Springs, California (the "Operating Site").

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

The Windsystem, which became operational in November 1984, was constructed by Mesa Construction Company ("MCC"), a joint venture between an affiliate of EWSI and an affiliate of PanAero. The Partnership paid MCC a total of $48.9 million for the purchase, construction and installation of the Turbines, comprised of $22.4 million in cash and $26.5 million in the form of eighteen-year, 13% notes payable in equal semi-annual installments of principal and interest totaling $1.9 million (the "Purchase Notes"). As of December 31, 2005, the Partnership was in default of the Purchase Notes. See Notes 2, 4 and 9 below for additional information.

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

DISSOLUTION OF THE PARTNERSHIP

The business of the Partnership and the respective rights of its partners, including the Partnership's limited partners (the "Limited Partners"), are governed by the First Amended and

Restated Certificate and Agreement of Limited Partnership of Zond-PanAero Windsystem Partners I, a California Limited Partnership, entered into on November 29, 1984, as amended (the "Partnership Agreement"). The term of the Partnership ended on December 31, 2005 in accordance with the provisions of the Partnership Agreement. The Partnership dissolved effective on the day on which the term of the Partnership ended. The General Partner will liquidate the assets of the Partnership, apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and plans to cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner plans to file with the Securities and Exchange Commission ("Commission") a Form 15 to terminate registration of the Units under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The General Partner is currently evaluating the options in connection with the liquidation of the Partnership's assets. The primary liquidation options that the General Partner is evaluating are (i) the sale of the Turbines to a third party or to Mesa or one of its affiliates and (ii) the abandonment of the Turbines to Mesa under the Wind Park Easement Agreement (as defined in "Substantial Transactions and Operating Agreements" below). In connection with the evaluation of the Turbine sale alternative, the General Partner is reviewing the potential sale of only the Turbines by the Partnership, as well as assessing if the Turbines can be combined for sale with other related assets held by third parties. In connection with the evaluation of the Turbine abandonment option, the General Partner has obtained two appraisals of the value of the Turbines from independent third party appraisal companies.

The General Partner is continuing the operation of the Windsystem during the liquidation period of the Partnership. The Reservation of Rights Agreement, Wind Park Easement Agreement and Management Agreement (as defined in "Operation and Maintenance Services" and "Substantial Transactions and Operating Agreements") each were due to expire on December 31, 2005. The General Partner extended the term of the Reservation of Rights Agreement and Wind Park Easement Agreement through March 31, 2006, and extended the term of the Management Agreement through May 31, 2006. The General Partner is seeking to further extend the Reservation of Rights Agreement and Wind Park Easement Agreement. However, if the Partnership cannot obtain extensions of these existing agreements on or prior to March 31, 2006, the Partnership will not have a contractual right to generate power at the Operating Site or to sell any power that it may generate after March 31, 2006. See Note 9 for additional information.

Under the terms of the Partnership Agreement, the proceeds of the liquidation of the assets of the Partnership are to be distributed in the following order: (i) first, for the payment of any Partnership liquidation expenses and Partnership debts (other than those owing to any of the Partners), such as the Purchase Notes; (ii) second, for the payment of any Partnership debts owing to any of the Partners; and (iii) third, for distributions to the Partners in proportion to their Partnership adjusted capital accounts, after giving effect to all contributions, distributions and allocations for all taxable years of the Partnership, including the taxable year during which the final liquidating distribution occurs. There is no assurance that, following the payment of the liquidation expenses relating to the Partnership and the payment of the Partnership's debts, there will be any remaining proceeds from the liquidation of the Partnership's assets available for distribution to the Partners.

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

OPERATION AND MAINTENANCE SERVICES

EWS manages the Windsystem pursuant to a windsystem management agreement with the Partnership executed on July 27, 1988 (the "Management Agreement"). The Management Agreement by its term was due to terminate on December 31, 2005; however, the Partnership and

EWS extended the termination date of the Management Agreement from December 31, 2005 to May 31, 2006. See Note 9 for additional information.

Prior to May 10, 2002, Enron Wind Maintenance LLC, an affiliate of EWS, provided operations and maintenance services for the Windsystem. On May 10, 2002, EWS contracted with GE Wind Energy, LLC to perform certain operations and maintenance services relating to the Windsystem for a period of one year ending on May 10, 2003.

In April 2003, EWS entered into an agreement (the "O&M Agreement") with SeaWest Asset Management Services, LLC ("SeaWest") to provide certain operation and maintenance services relating to the Windsystem for a 5-year period ending on May 10, 2008. If EWS terminates the O&M Agreement prior to the end of its stated term, EWS may be required to pay certain agreed demobilization fees to SeaWest. If EWS is required to pay such fees, EWS may attempt to seek recovery from the Partnership of some, or all, of the amount of such fees pursuant to the terms of the Management Agreement. Management currently estimates that the amount of the demobilization fee, if any, for which EWS would seek recovery from the Partnership would not be in excess of approximately $50,000.

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

         Under the Reservation of Rights Agreement, the Partnership is permitted and has agreed to deliver up to 19.5 megawatts of energy to SCE under the RSO1 Power Agreement and to interconnect the Partnership's Windsystem to SCE's transmission system under the Interconnection Agreement. The Reservation of Rights Agreement was due to terminate on December 31, 2005; however, the Partnership and PAMC extended the termination date of the Reservation of Rights Agreement from December 31, 2005 to March 31, 2006. See Note 9 for additional information. The Partnership is not required under the Reservation of Rights Agreement to pay to PAMC a fee for the Partnership's use of the RSO1 Power Agreement or the Interconnection Agreement. The Partnership is required to pay for a portion of all fees, costs and expenses incurred by PAMC under the RSO1 Power Agreement and the Interconnection Agreement, including, without limitation, interconnection fees, back feed electricity costs and maintenance costs. The portion of such fees, costs and expenses to be paid by the Partnership is based on the ratio of (x) the aggregate installed name-plate capacity of the Partnership's Windsystem to (y) the aggregate installed name-plate capacity of all the wind power projects delivering power to SCE under the RSO1 Power Agreement.

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

         Unlike the Power Agreement, which terminated on or about June 23, 2005, the RSO1 Power Agreement does not contain a minimum energy price payable by SCE. The minimum price for energy that was paid by SCE under the Power Agreement was $0.102 per kilowatt hour of energy, and SCE generally paid to the Partnership such minimum price for energy during the term of the Power Agreement. As a result, the Partnership expects that the price received by the Partnership for the sale of energy under the RSO1 Power Agreement will be more volatile as compared with the price that would have been received by the Partnership under the Power Agreement during the same period of time.

(2) Since July 1988, the Partnership has contracted with EWS (or its predecessor) for the operation and maintenance of the Turbines and the performance of certain ancillary management services, such as collection of revenues from SCE and the administration and payment of all Partnership expenses. Under the provisions of the Management Agreement, the Partnership pays a management fee of 2% of the Partnership's gross operating proceeds ("Gross Operating Proceeds"). Gross Operating Proceeds are defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues. Under the Management Agreement, EWS is also reimbursed for 115% of the maintenance costs, including labor and material costs that it incurs in the performance of services, including services performed by third parties. The Management Agreement was to terminate by its terms on December 31, 2005; however, the Partnership and EWS extended the termination date of the Management Agreement from December 31, 2005 to May 31, 2006. See Note 9 for additional information.

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

         The Wind Park Easement Agreement as previously amended was due to terminate on December 31, 2005; however, the Partnership and Mesa extended the termination date of the Wind Park Easement Agreement from December 31, 2005 to March 31, 2006. See Note 9 for additional information.

         At the termination of the Wind Park Easement Agreement, the Partnership may: (1) elect to abandon the Turbines, with Mesa becoming the owner,
         (2) at its own expense, remove the Turbines, or (3) elect to sell the Turbines. If the Partnership elects to sell the Turbines at any time, the Partnership must first offer the Turbines to Mesa on the same terms and conditions. If the Partnership abandons the Turbines, neither Mesa nor any affiliate shall have the right to operate the Turbines unless Mesa pays to the Partnership the appraised fair market value (as defined) of the Turbines. The General Partner is in the process of evaluating the Partnership's options under the Wind Park Easement Agreement upon termination. If the Partnership does not decide to abandon the Turbines, under the Wind Park Easement Agreement, the Partnership is required to remove the Turbines from the Operating Site on or before May 31, 2006.

         EWSI, PanAero, and their affiliates have developed and sold additional wind turbines on the Operating Site to ZPII and Mesa has granted a similar easement to ZPII.

         Under the Wind Park Easement Agreement, Mesa charges the Partnership easement fees for the use of the Operating Site and Infrastructural Improvements in an amount equal to the greater of (a) with respect to periods ending on or prior to December 31, 2005, 5% of Gross Operating Proceeds and, with respect to periods ending after December 31, 2005, 55% of the net operating proceeds of the Partnership or (b) the Partnership's pro rata share (with the other producers of electric energy from wind power on the Operating Site) of the payments due the BLM under the Right-of-Way Grant. See Notes 5 and 9 for additional information.

CASH DISTRIBUTIONS

The Partnership makes cash distributions in accordance with the terms of the Partnership Agreement. Due to less-than-projected operating results, the Partnership has not distributed any cash during any fiscal year other than 1985, in which the Partnership distributed an aggregate of approximately $158,000 to the Limited Partners and $2,000 to the then General Partners. Under the Purchase Notes, the Partnership cannot make cash distributions to its partners unless certain cash reserve balances are maintained, no events of default exist, and certain ratio tests are met. The Partnership has not met these criteria since 1985 and did not make any cash distributions to its partners during 2005.

NOTE 2 - GOING CONCERN

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

1. As discussed in Note 1, the term of the Partnership ended on December 31, 2005. The Partnership dissolved effective on the day on which the term of the Partnership ended. The General Partner is currently evaluating opportunities to liquidate the assets of the Partnership. Upon liquidation of the assets of the Partnership, the General Partner will apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and plans to cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner plans to file with the Commission a Form 15 to terminate registration of the Units under the Exchange Act.

2. As discussed in Notes 1 and 9, the term of the Reservation of Rights Agreement and the Wind Park Easement Agreement end on March 31, 2006. The General Partner is seeking to extend the Reservation of Rights Agreement and the Wind Park Easement Agreement. However, if the Partnership cannot obtain extensions of these existing agreements on or prior to March 31, 2006, the Partnership will not have a contractual right to generate power at the Operating Site or to sell any power that it may generate after March 31, 2006, and there is no assurance that the Partnership will receive payment under the RSO1 Power Agreement or otherwise with respect to any deliveries of energy to SCE made after March 31, 2006.

3. As discussed in Note 4, the Partnership has not had sufficient cash flows from operations to make scheduled payments of interest in arrears on the outstanding Purchase Notes. Accordingly, as of December 31, 2005, the Partnership was in default of the Purchase Notes. Upon notice of default, MCC had a right to foreclose against its security interests in the assets of the Partnership, including the Turbines. As of December 31, 2005, MCC had not notified the Partnership of its intent to foreclose on its security interest. Any such foreclosure by MCC on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership. See Note 9 for additional information.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Partnership's accounting records are maintained on the basis used for federal income tax reporting purposes. For purposes of filing with the Commission, the accounting records have been adjusted to reflect accounting principles generally accepted in the United States of America ("GAAP").

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

ELECTRICITY SALES AND SIGNIFICANT CUSTOMER

Power generated by the Windsystem is recognized as revenue upon delivery of power to SCE at prices as defined in the Power Agreement. All power produced is sold to SCE under contracts that expire on March 31, 2006. See Note 2.

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

The Partnership has not had sufficient cash flows from operations to make all payments of interest on the outstanding Purchase Notes. The principal on the Purchase Notes was paid off in January 2004. As of December 31, 2005, the amount in default was $0.6 million, which was comprised solely of interest in arrears. Accordingly, as of December 31, 2005, the Partnership was in default of the Purchase Notes. Upon notice of default, MCC had a right to foreclose against its security interests in the assets of the Partnership, including the Turbines. As of December 31, 2005, MCC had not notified the Partnership of its intent to foreclose on its security interest. Any such foreclosure by MCC on its security interests in the assets of the Partnership would have a material adverse effect on the Partnership. See Note 9 for additional information.

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

The Partnership has the following related party transactions and relationships:

(1) Mesa assigned easement rights to a portion of the Operating Site and granted rights to use the Infrastructural Improvements to the Partnership under the Wind Park Easement Agreement (See Note 1 above). The Partnership incurred $0.2 million in easement fees during each of 2005 and 2004 pursuant to the Wind Park Easement Agreement.

(2) The Partnership has a contract with EWS to operate and maintain the Turbines and to perform certain management and administrative services under the Management Agreement (See Note 1 above). The Partnership incurred expenses of $1.0 million and $0.9 million during 2005 and 2004, respectively, pursuant to the Management Agreement.

In 1988, Mesa assigned $581,000 of receivables from the Partnership to each of its partners, EWSI and an affiliate of PanAero. EWSI subsequently forgave its $581,000 of receivables from the Partnership. This forgiveness was treated as a capital contribution in the accompanying financial statements.

NOTE 6 - LITIGATION

None.

NOTE 7 - ACCOUNTING PRONOUNCEMENTS

None.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEASES PAYABLE

Future annual minimum payments under non-cancelable obligations as of December 31, 2005 are $0.05 million.

NOTE 9 - SUBSEQUENT EVENTS

DIRECTORS AND EXECUTIVE OFFICERS

Effective December 31, 2005, Eric D. Gadd resigned from his positions as President and Chief Executive Officer of the General Partner. Effective January 3, 2006, Jesse E. Neyman was elected President and Chief Executive Officer of the General Partner.

Effective December 31, 2005, Robert Semple resigned from his position as a director of EREC. Effective January 3, 2006, Richard Lydecker and K. Wade Cline were elected as the directors of EREC.

PURCHASE NOTES

In March 2006, the Partnership paid the remaining $0.6 million of interest in arrears due under the Purchase Notes. As a result, the Purchase Notes have been paid in full. Prior to the date of the payment of such remaining interest in arrears under the Purchase Notes, the Partnership was in default of the Purchase Notes. During such period and upon notice of default, MCC had a right to foreclose against its security interest in all the assets of the Partnership, including the Turbines. However, MCC did not elect to foreclose on its security interest.

MANAGEMENT AGREEMENT

The Partnership and EWS entered into a Fifth Amendment to Windsystem Management Agreement dated as of January 5, 2006 which extended the termination date of the Management Agreement from December 31, 2005 to March 31, 2006. The Partnership and EWS entered into a Sixth Amendment to Windsystem Management Agreement dated as of March 29, 2006 which further extended the termination date of the Management Agreement from March 31, 2006 to May 31, 2006.

RESERVATION OF RIGHTS AGREEMENT

On March 8, 2006, the Partnership and PAMC, which is an affiliate of Mesa, entered into the Amendment to Reservation of Rights Agreement (the "Reservation of Rights Agreement Amendment"), which amendment was effective as of December 31, 2005. Pursuant to the Reservation of Rights Agreement, the Partnership has contractual rights to (i) deliver power from the Windsystem to SCE under the RSO1 Power Agreement and (ii) interconnect the Windsystem with SCE's transmission system under the Interconnection Agreement.

The Reservation of Rights Agreement Amendment extended the termination date of the Reservation of Rights Agreement from December 31, 2005 to March 31, 2006. The Partnership currently intends to continue to operate the Windsystem and deliver power to SCE after March 31, 2006. The Partnership is seeking to extend the term of the Reservation of Rights Agreement beyond March 31, 2006. However, there is no assurance that PAMC will grant any such extension. Unless an extension is executed, the Partnership will not have contractual rights to deliver power to SCE under the RSO1 Power Agreement or to interconnect the Partnership's Windsystem with the SCE transmission system, and there is no assurance that the Partnership will receive payment under the RSO1 Power Agreement or otherwise with respect to its deliveries of energy to SCE made after March 31, 2006.

WIND PARK EASEMENT AGREEMENT

On March 3, 2006, the Partnership and Mesa entered into the Amendment to Wind Park Easement Agreement (the "Easement Agreement Amendment"), which amendment was effective as of December 31, 2005. Pursuant to the Wind Park Easement Agreement, Mesa has granted to the Partnership the right to use a portion of the Operating Site and the Infrastructural Improvements in connection with the operation of the Windsystem. The Wind Park Easement Agreement provides that the royalty payment payable by the Partnership to Mesa equals 5% of Gross Operating Proceeds (as defined in the Easement Agreement). The Easement Agreement Amendment provides that after December 31, 2005, the royalty payment payable by the Partnership to Mesa shall equal 55% of Net Operating Proceeds (as defined in the Easement Agreement Amendment).

The Easement Agreement Amendment also extended the termination date of the Easement Agreement from December 31, 2005 to March 31, 2006. The Partnership is seeking to extend the term of the Wind Park Easement Agreement beyond March 31, 2006. However, there is no assurance that Mesa will grant any such extension. Unless an extension is executed, the Partnership will not have contractual rights to use a portion of the Operating Site for the production of electricity or to use the Infrastructural Improvements in connection with the operation of the Windsystem after March 31, 2006.

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

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
         RECONCILIATION OF GAAP BASIS AND TAX BASIS FINANCIAL STATMENTS
                             (Dollars in thousands)

                                             For the years ended December 31,
                                           ------------------------------------
                                              2005         2004         2003
                                           ----------   ----------   ----------
Tax basis income                           $    1,968   $    2,036   $    2,082
Tax basis depreciation less than
 GAAP depreciation                                (45)      (2,084)      (2,492)
Other                                              (1)          28            4
                                           ----------   ----------   ----------
GAAP basis income (loss)                   $    1,922   $      (20)  $     (406)
                                           ==========   ==========   ==========

Tax basis partners' income                 $      271   $   (1,697)  $   (3,733)
Cumulative tax basis losses
 in excess of cumulative GAAP losses              251          296        2,380
Other                                              (2)          (1)         (29)
                                           ----------   ----------   ----------
GAAP basis partners' capital (deficit)     $      520   $   (1,402)  $   (1,382)
                                           ==========   ==========   ==========

Tax basis total assets                     $    1,297   $    3,107   $    3,147
Cumulative tax depreciation
 in excess of GAAP depreciation                   251          295        2,380
                                           ----------   ----------   ----------
GAAP basis total assets                    $    1,548   $    3,402   $    5,527
                                           ==========   ==========   ==========

NOTE 11 - UNAUDITED QUARTERLY FINANCIAL INFORMATION (Dollars in thousands):

                                                                 2005
                                           -------------------------------------------------
                                              First       Second        Third       Fourth
                                             Quarter      Quarter      Quarter     Quarter
                                           ----------   ----------   ----------   ----------
Revenue:
  Sale of electricity                      $      680   $    1,439   $      681   $      594
  Other Income                                      7            7           12           19
                                           ----------   ----------   ----------   ----------
Total revenue                                     687        1,446          693          613

Costs and expenses:
  Depreciation                                     12           12           12           12
  Interest expense                                  -            -            -            -
  Property taxes                                   22           22           21           23
  Easement fees                                    26           49           62           33
  Management fees to related party                 11           19           25           13
  Maintenance and other operating costs
   to related and other parties                   209          200          260          218
  Insurance costs                                  30           30           31           33
  Other operating costs                            (2)          91           40            3
                                           ----------   ----------   ----------   ----------
Total costs and expenses                          308          423          451          335
                                           ----------   ----------   ----------   ----------
Net gain (loss)                            $      379   $    1,023   $      242   $      278
                                           ==========   ==========   ==========   ==========
Net gain (loss) per Unit                   $      318   $      860   $      203   $      234
                                           ==========   ==========   ==========   ==========
Number of outstanding Limited
 Partner Units                                  1,190        1,190        1,190        1,190
                                           ==========   ==========   ==========   ==========

NOTE 11 - UNAUDITED QUARTERLY FINANCIAL INFORMATION (Dollars in thousands):

                                                                 2004
                                           -------------------------------------------------
                                              First       Second        Third       Fourth
                                             Quarter      Quarter      Quarter     Quarter
                                           ----------   ----------   ----------   ----------
Revenue:
  Sale of electricity                      $      632   $    1,238   $    1,094   $      647
  Other Income                                      -            -            -            5
                                           ----------   ----------   ----------   ----------
Total revenue                                     632        1,238        1,094          652

Costs and expenses:
  Depreciation                                    624          623          624          216
  Interest expense                                  2            -            -            -
  Property taxes                                   70           20          (28)          24
  Easement fees                                    46           32           85           46
  Management fees to related party                 18           13           34           19
  Maintenance and other operating costs
   to related and other parties                   274          186          202          178
  Insurance costs                                  44           44           44           42
  Other operating costs                            68           38           41            7
                                           ----------   ----------   ----------   ----------
Total costs and expenses                        1,146          956        1,002          532
                                           ----------   ----------   ----------   ----------
Net gain (loss)                            $     (514)  $      282   $       92   $      120
                                           ==========   ==========   ==========   ==========
Net gain (loss) per Unit                   $     (432)  $      237   $       77   $      101
                                           ==========   ==========   ==========   ==========
Number of outstanding Limited
 Partner Units                                  1,190        1,190        1,190        1,190
                                           ==========   ==========   ==========   ==========

NOTE 11 - UNAUDITED QUARTERLY FINANCIAL INFORMATION (Dollars in thousands):

                                                                 2003
                                           -------------------------------------------------
                                              First       Second        Third       Fourth
                                             Quarter      Quarter      Quarter     Quarter
                                           ----------   ----------   ----------   ----------
Revenue:
  Sale of electricity                      $      675   $    1,706   $      785   $      692
  Other Income                                      -            -            -            6
                                           ----------   ----------   ----------   ----------
Total revenue                                     675        1,706          785          698

Costs and expenses:
  Depreciation                                    624          624          624          623
  Bad debt expense                                  -            -            -
  Interest expense                                  -            -            -
  Interest expense                                 27           28           17           14
  Property taxes                                   20           19           20           20
  Easement fees                                    30           44           51           63
  Management fees to related party                 12           18           20           25
  Maintenance and other operating costs
   to related and other parties                   249          253          225          200
  Outside services                                  -            -            -
  Insurance costs                                  67           68           67           67
  Other operating costs                             -           14           17          120
                                           ----------   ----------   ----------   ----------
Total costs and expenses                        1,029        1,068        1,041        1,132
                                           ----------   ----------   ----------   ----------
Net gain (loss)                            $     (354)  $      638   $     (256)  $     (434)
                                           ==========   ==========   ==========   ==========
Net gain (loss) per Unit                   $     (297)  $      536   $     (215)  $     (365)
                                           ==========   ==========   ==========   ==========
Number of outstanding Limited
 Partner Units                                  1,190        1,190        1,190        1,190
                                           ==========   ==========   ==========   ==========