Form 10-Q
period 2006-03-31
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 2006-05-12
CIK 767404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer        Accelerated Filer         Non-Accelerated Filer X

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). YES        NO X

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP



                                TABLE OF CONTENTS


                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Balance Sheets at March 31, 2006 (Unaudited) and December 31, 2005.

   Unaudited Condensed Statements of Operations for the three months ended March 31, 2006 and March 31, 2005.

   Condensed Statements of Changes in Partners' Capital (Deficit) for the three months ended March 31, 2006 (Unaudited) and for the year ended December 31, 2005.

   Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2006 and March 31, 2005.

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

Item 5.  Other Information

Item 6.  Exhibits

Item 1. FINANCIAL STATEMENTS

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)




                                                   March 31, 2006            December 31, 2005
                                                -------------------        ---------------------
                                                    (Unaudited)

Assets
Current assets:
  Cash and cash equivalents                     $               149        $                 843
  Accounts receivable from related party                        993                          354
  Other current assets                                           48                           45

                                                --------------------        ---------------------
Total current assets                                          1,190                        1,242
                                                --------------------        ---------------------

Property, plant and equipment
  Buildings                                                      98                           98
  Plant and equipment                                        49,561                       49,561
  Less - accumulated depreciation                           (49,365)                     (49,353)
                                                --------------------        ---------------------
Property, plant and equipment, net                              294                          306

                                                --------------------        ---------------------
   Total assets                                 $             1,484         $              1,548
                                                ====================        =====================

Liabilities and partners' capital
Current liabilities:
  Accounts payable and accrued expenses         $               424         $                266
  Accounts payable to related party                             410                          197
  Accrued interest to related party                             -                            565

                                                --------------------        ---------------------
Total current liabilities                                       834                        1,028
                                                --------------------        ---------------------

Partners' capital:
  General partner                                                 5                            4
  Limited partners                                               59                          (69)
  Substituted limited partner (Note 2)                            5                            4
  Contributed capital                                           581                          581

                                                --------------------        ---------------------
    Total partners' capital                                     650                          520
                                                --------------------        ---------------------

    Total liabilities and partners'
       capital                                  --------------------        ---------------------
                                                $             1,484         $              1,548
                                                ====================        =====================

The accompanying notes are an integral part of the unaudited condensed financial statements.


                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
    (Dollars in thousands, except per Unit value, which is in whole dollars)




                                                    For the Three Months Ended,
                                           -------------------------------------------------
                                               March 31, 2006             March 31, 2005
                                           ---------------------     -----------------------

Revenue:
  Sale of electricity                      $                 639     $                  680
  Other income                                                10                          7
                                           ---------------------     -----------------------
Total Revenue                                                649                        687

Costs and expenses:
  Depreciation                                                12                         12
  Property taxes                                              22                         22
  Easement fees to related party                             174                         26
  Management fees to related party                            13                         11
  Maintenance and other operating costs
   to related and other parties                              210                        209
  Insurance costs                                              9                         30
  Other operating costs                                       79                         (2)
                                           ---------------------     -----------------------

Total costs and expenses                                     519                        308
                                           ---------------------     -----------------------

Net income                                 $                 130     $                  379
                                           =====================     =======================

Net income per Unit                        $                 109     $                  318
                                           =====================     =======================

Number of outstanding Limited
 Partner Units                                             1,190                      1,190
                                           =====================     =======================



The accompanying notes are an integral part of the unaudited condensed financial statements.



                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
         CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                             (Dollars in thousands)



                                     For the three months ended March 31, 2006 and
                                            the year ended December 31, 2005


                                                                          Substituted
                                                                          Limited       Contributed
                                                   General    Limited     Partner       Capital
                                        Total      Partner    Partners    (Note 1)      (Note 5)
                                      ---------  ----------  ----------  ------------  ------------
Profit and loss allocation              100.00%       0.50%      99.00%         0.50%
                                      ---------  ----------  ----------  ------------  ------------

Balance at December 31, 2004            (1,402)         (6)     (1,971)           (6)           581

Net income                               1,922          10       1,902            10            -
                                      ---------  ----------  ----------  ------------  ------------

Balance at December 31, 2005          $    520   $       4   $     (69)  $         4   $        581

Net income (Unaudited)                     130           1         128             1            -
                                      ---------  ----------  ----------  ------------  ------------

Balance at March 31, 2006 (Unaudited) $    650   $       5   $      59   $         5   $        581
                                      =========  ==========  ==========  ============  ============





The accompanying notes are an integral part of the unaudited condensed financial statements.


                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)





                                                                For the Three Months Ended,
                                                       -------------------------------------------------
                                                          March 31, 2006             March 31, 2005
                                                       ---------------------     -----------------------

Cash Flow From Operating Activities:

Net income                                              $                130      $                  379

Reconciliation of net income to net cash used in operating activities:


Depreciation                                                              12                          12

Changes in operating assets and liabilities:
  Accounts receivable from related party                                (639)                       (103)
  Other current assets                                                    (3)                        (69)
  Accounts payable and accrued expenses                                  158                         (11)
  Amount payable to related party                                        213                        (283)
  Accrued interest payable to related party                             (565)                     (1,500)
                                                        ---------------------     -----------------------

Net cash used in operating activities                                   (694)                     (1,575)

Cash flows used in financing activities - Principal
  payments on notes payable to related party                             -                            -
                                                        ---------------------     -----------------------

Net decrease in cash and cash equivalents                               (694)                     (1,575)

Cash and cash equivalents at beginning of the period                     843                       2,603
                                                        ---------------------     -----------------------

Cash and cash equivalents at end of period              $                149      $                1,028
                                                        =====================     =======================

Supplemental disclosure of each cash flow information:
  Cash paid during the period for interest              $                565      $                1,500




The accompanying notes are an integral part of the unaudited condensed financial statements.


                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The condensed financial statements included herein for the quarterly periods ended March 31, 2006 and 2005 have been prepared by Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Partnership, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such accounting principals. The Partnership believes that the information and notes included in the financial information are adequate to make the information presented not misleading. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

NOTE 2 - THE PARTNERSHIP

Introduction

The Partnership was formed on June 29, 1984, to purchase, own and operate a system of 300 Vestas Energy A/S Model V-15 wind turbine electric generators (the "Turbines"). The electricity generated by the Turbines is sold by the Partnership to its sole customer, Southern California Edison Company ("SCE"). See Note 8 for additional information.

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

The Windsystem, which became operational in November 1984, was constructed by Mesa Construction Company ("MCC"), a joint venture between an affiliate of EWS and an affiliate of PanAero. The Partnership paid MCC a total of $48.9 million for the purchase, construction and installation of the Turbines, comprised of $22.4 million in cash and $26.5 million in the form of eighteen-year, 13% notes payable in equal semi-annual installments of principal and interest totaling $1.9 million (the "Purchase Notes"). In March 2006, the Partnership paid the remaining $0.6 million of interest in arrears due under the Purchase Notes. As a result, the Purchase Notes have been paid in full. See Note 5 below for additional information.

Dissolution of the Partnership

The term of the Partnership ended on December 31, 2005 in accordance with the provisions of the Partnership Agreement. The Partnership dissolved effective on the day on which the term of the Partnership ended. The General Partner will liquidate the assets of the Partnership, apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and plans to cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner plans to file with the Commission a Form 15 to terminate registration of the Units under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The General Partner is currently evaluating the options in connection with the liquidation of the Partnership's assets. The primary liquidation options that the General Partner is evaluating are (i) the sale of the Turbines to a third party or to Mesa or one of its affiliates and
(ii) the abandonment of the Turbines to Mesa under the Wind Park Easement Agreement (as defined in "Substantial Transactions and Operating Agreements" below). In connection with the evaluation of the Turbine sale alternative, the General Partner is reviewing the potential sale of only the Turbines by the Partnership, as well as assessing if the Turbines can be combined for sale with other related assets held by Mesa and PanAero Management Corporation ("PAMC"), a California corporation wholly-owned by PanAero. See Note 8 for additional information. In connection with the evaluation of the Turbine abandonment option, the General Partner has obtained two appraisals of the value of the Turbines from independent third party appraisal companies.

The General Partner is continuing the operation of the Windsystem during the liquidation period of the Partnership. The Reservation of Rights Agreement, Wind Park Easement Agreement and Management Agreement (as defined in "Operation and Maintenance Services" and "Substantial Transactions and Operating Agreements" below) each were due to expire on December 31, 2005. The term of each of the Reservation of Rights Agreement and the Wind Park Easement Agreement were extended through March 31, 2006, and the term of the Management Agreement was extended through May 31, 2006. See Note 8 for additional information.

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

Substituted Limited Partner

PAMC formerly served as a general partner of the Partnership (together with ZWMC, the "Former General Partners"). In June 1988, the Partnership solicited a vote by proxy of the Limited Partners to remove PAMC as a general partner. Pursuant to that vote, PAMC was converted to a substituted limited partner.

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

Operation and Maintenance Services

EWS manages the Windsystem pursuant to a windsystem management agreement with the Partnership executed on July 27, 1988 (the "Management Agreement"). The Management Agreement by its term was due to terminate on March 31, 2006; however, the Partnership and EWS entered into a Sixth Amendment to Windsystem Management Agreement dated as of March 29, 2006, which extended the termination date of the Management Agreement from March 31, 2006 to May 31, 2006.

Prior to May 10, 2002, Enron Wind Maintenance LLC, an affiliate of EWS, provided operations and maintenance services for the Windsystem. On May 10, 2002, EWS contracted with GE Wind Energy, LLC to perform certain operations and maintenance services relating to the Windsystem for a period of one year ending on May 10, 2003.

In April 2003, EWS entered into an agreement (the "O&M Agreement") with SeaWest Asset Management Services, LLC ("SeaWest") to provide certain operation and maintenance services relating to the Windsystem for a 5-year period ending on May 10, 2008. If EWS terminates the O&M Agreement prior to the end of its stated term, EWS may be required to pay certain agreed demobilization fees to SeaWest. If EWS is required to pay such fees, EWS may attempt to seek recovery from the Partnership of some, or all, of the amount of such fees pursuant to the terms of the Management Agreement. Management currently estimates that as of March 31, 2006, the amount of the demobilization fee, if any, for which EWS could seek recovery from the Partnership would not be in excess of approximately $50,000.

Substantial Transactions and Operating Agreements

The accompanying financial statements include substantial transactions with related parties. These transactions are further described in Note 6.

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

         Under the Reservation of Rights Agreement, the Partnership was permitted and agreed to deliver up to 19.5 megawatts of energy to SCE under the RSO1 Power Agreement and to interconnect the Partnership's Windsystem to SCE's transmission system under the Interconnection Agreement. The Reservation of Rights Agreement was due to terminate on December 31, 2005; however, the Partnership and PAMC, which is an affiliate of Mesa, entered into the Amendment to Reservation of Rights Agreement (the "Reservation of Rights Agreement Amendment") effective as of December 31, 2005, which extended the termination date of the Reservation of Rights Agreement from December 31, 2005 to March 31, 2006. See Note 8 for additional information.

         The Partnership has not been required under the Reservation of Rights Agreement to pay to PAMC a fee for the Partnership's use of the RSO1 Power Agreement or the Interconnection Agreement. The Partnership has been required to pay for a portion of all fees, costs and expenses incurred by PAMC under the RSO1 Power Agreement and the Interconnection Agreement, including, without limitation, interconnection fees, back feed electricity costs and maintenance costs. The portion of such fees, costs and expenses paid by the Partnership has been based on the ratio of (x) the aggregate installed name-plate capacity of the Partnership's Windsystem to (y) the aggregate installed name-plate capacity of all the wind power projects delivering power to SCE under the RSO1 Power Agreement.

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

         Unlike the Power Agreement, which terminated on or about June 23, 2005, the RSO1 Power Agreement does not contain a minimum energy price payable by SCE. The minimum price for energy that was paid by SCE under the Power Agreement was $0.102 per kilowatt hour of energy, and SCE generally paid to the Partnership such minimum price for energy during the term of the Power Agreement. As a result, the price received by the Partnership for the sale of energy under the RSO1 Power Agreement has been, and likely will continue to be more volatile as compared with the price that would have been received by the Partnership under the Power Agreement during the same period of time.

(2) Since July 1988, the Partnership has contracted with EWS (or its predecessor) for the operation and maintenance of the Turbines and the performance of certain ancillary management services, such as collection of revenues from SCE and the administration and payment of all Partnership expenses. Under the provisions of the Management Agreement, the Partnership pays a management fee of 2% of the Partnership's gross operating proceeds ("Gross Operating Proceeds"). Gross Operating Proceeds are defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues. Under the Management Agreement, EWS is also reimbursed for 115% of the maintenance costs, including labor and material costs that it incurs in the performance of services, including services performed by third parties. See Note 6 for additional information. The Management Agreement was to terminate by its terms on March 31, 2006; however, the Partnership and EWS entered into a Sixth Amendment to Windsystem Management Agreement dated as of March 29, 2006 which extended the termination date of the Management Agreement from March 31, 2006 to May 31, 2006.

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

         Pursuant to the Wind Park Easement Agreement, Mesa granted to the Partnership the right to use a portion of the Operating Site and the Infrastructural Improvements in connection with the operation of the Windsystem. Prior to January 1, 2006, the Wind Park Easement Agreement
          provided that the royalty payment payable by the Partnership to Mesa equaled 5% of Gross Operating Proceeds, as defined in the Wind Park Easement Agreement (the "Prior Royalty Rate"). The Wind Park Easement Agreement, as previously amended, was due to terminate on December 31, 2005; however, on March 3, 2006, the Partnership and Mesa entered into the Amendment to Wind Park Easement Agreement (the "Easement Agreement Amendment"), which amendment was effective as of December 31, 2005. The Easement Agreement Amendment extended the termination date of the Wind Park Easement Agreement from December 31, 2005 to March 31, 2006. See Note 8 for additional information. The Easement Agreement Amendment also provides that after December 31, 2005, the royalty payment payable by the Partnership to Mesa equals 55% of Net Operating Proceeds, as defined in the Easement Agreement Amendment (the "Current Royalty Rate"). It is expected that for any applicable period after December 31, 2005, the royalty payments payable by the Partnership using the Current Royalty Rate will be substantially higher than if such royalty amounts were calculated using the Prior Royalty Rate.

         At the termination of the Wind Park Easement Agreement, the Partnership may: (1) elect to abandon the Turbines, with Mesa becoming the owner,
         (2) at its own expense, remove the Turbines, or (3) elect to sell the Turbines. If the Partnership elects to sell the Turbines at any time, the Partnership must first offer the Turbines to Mesa on the same terms and conditions. If the Partnership abandons the Turbines, neither Mesa nor any affiliate shall have the right to operate the Turbines unless Mesa pays to the Partnership the appraised fair market value (as defined) of the Turbines. If the Partnership does not decide to abandon the Turbines, under the Wind Park Easement Agreement, the Partnership is required to remove the Turbines from the Operating Site on or before May 31, 2006. See Note 8 for additional information.

Cash Distributions

The Partnership makes cash distributions in accordance with the terms of the Partnership Agreement. Due to less-than-projected operating results, the Partnership has not distributed any cash during any fiscal year other than 1985, in which the Partnership distributed an aggregate of approximately $158,000 to the Limited Partners and $2,000 to the then General Partners. Under the Purchase Notes, the Partnership was not permitted to make cash distributions to its Partners unless certain cash reserve balances were maintained, no events of default existed, and certain ratio tests were met. The Partnership did not meet these criteria at any time since 1985 and did not make any cash distributions to its Partners during the first quarter of 2006.

NOTE 3 - GOING CONCERN

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

1. As discussed in Note 2, the term of the Partnership ended on December 31, 2005. The Partnership dissolved effective on the day on which the term of the Partnership ended. The General Partner is currently evaluating opportunities to liquidate the assets of the Partnership. Upon liquidation of the assets of the Partnership, the General Partner will apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and plans to cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner plans to file with the Commission a Form 15 to terminate registration of the Units under the Exchange Act.

2. As discussed in Note 2, the term of the Reservation of Rights Agreement and the Wind Park Easement Agreement ended on March 31, 2006. The General Partner is seeking to extend the Reservation of Rights Agreement and the Wind Park Easement Agreement. However, if the Partnership cannot obtain extensions of these existing agreements, the Partnership will not have a contractual right to generate power at the Operating Site or to sell any power that it may generate after March 31, 2006, and there is no assurance that the Partnership will receive payment under the RSO1 Power Agreement or otherwise with respect to any deliveries of energy to SCE made after March 31, 2006. See Note 8 for additional information.

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

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

Electricity Sales and Significant Customer

Power generated by the Windsystem is recognized as revenue upon delivery of power to SCE at prices as defined in the RSO1 Power Agreement. All power produced is sold to SCE under the Reservation of Rights Agreement, which term expired on March 31, 2006. See Note 2 and Note 8 for additional information.

NOTE 5 - PURCHASE NOTES

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

NOTE 6 - TRANSACTIONS WITH RELATED PARTIES

In addition to the Purchase Notes (See Note 5 above) the Partnership had amounts payable to Mesa and EWS, respectively. Amounts payable to Mesa include easement fees and other miscellaneous expenses related to Windsystem operations. Amounts payable to EWS include management fees, maintenance costs and other miscellaneous expenses related to Windsystem operations.

The Partnership has the following related party transactions and relationships:

(1) Mesa assigned easement rights to a portion of the Operating Site and granted rights to use the Infrastructural Improvements to the Partnership under the Wind Park Easement Agreement (See Note 2 above). The Partnership incurred $0.17 million in easement fees during the first quarter of 2006 as compared to $0.02 million during the first quarter of 2005 pursuant to the Wind Park Easement Agreement.

(2) The Partnership has a contract with EWS to operate and maintain the Turbines and to perform certain management and administrative services under the Management Agreement (See Note 2 above). The Partnership incurred expenses of $0.2 million during each of the first quarters of 2006 and 2005, pursuant to the Management Agreement.

In 1988, Mesa assigned $581,000 of receivables from the Partnership to each of its partners, EWSI and an affiliate of PanAero. EWSI subsequently forgave its $581,000 of receivables from the Partnership. This forgiveness was treated as a capital contribution in the accompanying financial statements.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases Payable

None.

NOTE 8 - SUBSEQUENT EVENTS

Sale of Assets

The General Partner is currently in discussions with PAMC and Mesa regarding a potential sale of the Partnership's assets jointly with the Windsystem-related assets held by PAMC and Mesa. In connection with such proposed joint sale, the Partnership, in coordination with Mesa and PAMC, has provided to various potential purchasers information relating to the Turbines and the other assets of the Partnership.

Reservation of Rights Agreement

To date, the Reservation of Rights Agreement has not been extended beyond March 31, 2006; however, the Partnership has continued to operate the Windsystem and deliver power to SCE. The Partnership is seeking to extend the term of the Reservation of Rights Agreement beyond March 31, 2006. However, there is no assurance that PAMC will grant any such extension. Unless an extension is executed, the Partnership will not have contractual rights to deliver power to SCE under the RSO1 Power Agreement or to interconnect the Partnership's Windsystem with the SCE transmission system, and there is no assurance that the

Partnership will receive payment under the RSO1 Power Agreement or otherwise with respect to its deliveries of energy to SCE made after March 31, 2006.

Wind Park Easement Agreement

To date, the Wind Park Easement Agreement has not been extended beyond March 31, 2006; however, the Partnership has continued to operate the Windsystem on the Operating Site. The Partnership is seeking to extend the term of the Wind Park Easement Agreement beyond March 31, 2006. However, there is no assurance that Mesa will grant any such extension. Unless an extension is executed, the Partnership will not have contractual rights to use a portion of the Operating Site for the production of electricity or to use the Infrastructural Improvements in connection with the operation of the Windsystem after March 31, 2006. The Partnership also is in discussions with Mesa to extend the deadline set forth in the Wind Park Easement Agreement for the removal of the Turbines from the Operating Site beyond May 31, 2006. However, there is no assurance that Mesa will grant any such extension.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Going Concern

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

1. As discussed in Note 2 to the Financial Statements, the term of the Partnership ended on December 31, 2005. The Partnership dissolved effective on the day on which the term of the Partnership ended. The General Partner is currently evaluating opportunities to liquidate the assets of the Partnership. Upon liquidation of the assets of the Partnership, the General Partner will apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and plans to cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner plans to file with the Commission a Form 15 to terminate registration of the Units under the Exchange Act.

2. As discussed in Note 2 to the Financial Statements, the term of the Reservation of Rights Agreement and the Wind Park Easement Agreement ended on March 31, 2006. The General Partner is seeking to extend the Reservation of Rights Agreement and the Wind Park Easement Agreement. However, if the Partnership cannot obtain extensions of these existing agreements, the Partnership will not have a contractual right to generate power at the Operating Site or to sell any power that it may generate after March 31, 2006, and there is no assurance that the Partnership will receive payment under the RSO1 Power Agreement or otherwise with respect to any deliveries of energy to SCE made after March 31, 2006. See Note 8 to the Financial Statements for additional information.

Liquidity and Capital Resources

The Partnership's primary source of revenues and liquidity to fund operations of the Windsystem, repay debt, administer the Partnership, and make distributions to its Partners is the production and sale of electricity from the Windsystem. The Partnership's sole customer is SCE. The price paid by SCE for the electricity is contractually defined under the RSO1 Power Agreement.

As of March 31, 2006, the Partnership had no current or planned commitments for capital expenditures.

Results of Operations for the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005.

During the first quarter of 2006, the Partnership's electricity revenue was $0.6 million, and the Windsystem produced 7.9 million kWh of electricity sold to SCE. This was a decrease of $0.04 million or 6% in revenue and an increase of 1.2 million kWh or 18% of electricity produced as compared to the first quarter of 2005. The decrease in electricity revenue was primarily due to the effect of the change in price paid by SCE for the energy delivered by the Partnership. See "Note 2 - THE PARTNERSHIP - Substantial Transactions and Operating Agreements". During the first quarter of 2005, the price paid by SCE for energy delivered by the Partnership was at a rate of $0.102 per kWh. During the first quarter of 2006, SCE paid a price equal to its short-run avoided cost for all energy delivered by the Partnership. During the first quarter of 2006, SCE's short-run avoided cost (and the price paid by SCE for energy delivered by the Partnership during this period) ranged from $0.059 to $0.119 per kWh. Other income remained comparable during the first quarter of 2006 as compared to the first quarter of 2005.

Costs and expenses in the first quarter of 2006 were $0.5 million, an increase of $0.2 million or 69%, as compared to the first quarter of 2005. Depreciation remained constant during the first three months of 2006 as compared to the first three months of 2005. Property taxes remained constant during the first quarter of 2006 as compared to the first quarter of 2005. Easement fees increased $.15 million during the first quarter of 2006 as compared to the first quarter of 2005. For the first quarter of 2005, the Wind Park Easement Agreement provided that the easement payment payable by the Partnership to Mesa equals 5% of Gross Operating Proceeds (as defined below). For the first quarter of 2006, the Easement Agreement Amendment provided that the easement payment payable by the Partnership to Mesa equals 55% of Net Operating Proceeds (as defined in the Easement Agreement Amendment). Management fees remained comparable during the first three months of 2006 as compared to the first three months of 2005. Management fees are calculated as a percentage of Gross Operating Proceeds. "Gross Operating Proceeds" are defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues. Maintenance expenses remained constant in the first quarter of 2006 as compared with the first quarter of 2005. Insurance costs decreased by $0.02 million in the first three months of 2006 due to a decrease in renewal rates as compared with the first three months of 2005. Other operating costs increased $0.08 million in the first quarter of 2006 due to an increase in the use of outside consultants as compared to the same period in 2005. Other operating costs for the first quarter of 2005 has a negative balance due to the reversal of audit fees accrued in December 2004.

Overall, the Partnership reported net income of $0.1 million for the first quarter of 2006 as compared with net income of $0.4 million for the first quarter of 2005. During the first quarter of 2006, the total partners' capital increased $0.1 million to $0.7 million. The net income per Unit was $109 for the first quarter of 2006 compared with net income per Unit of $318 for the first quarter of 2005.

Cash flows from operations increased $0.9 million in the first quarter of 2006 as compared to the first quarter of 2005. This increase was primarily due to a decrease in accrued interest due to related parties during the first quarter of 2006 as compared to the first quarter of 2005.

Contractual Obligations

  The Partnership's contractual obligations as of March 31, 2006 are as follows (in millions):

         |-------------------------------|--------------------|
         |                               |        2006*       |
         |-------------------------------|--------------------|
         | Purchase obligations:         |                    |
         |-------------------------------|--------------------|
         |                               |                    |
         |-------------------------------|--------------------|
         |    Scheduled maintenance fees |        $0.139      |
         |-------------------------------|--------------------|
         |    Demobilization fees        |        $0.050      |
         |-------------------------------|--------------------|

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

     (a)  Disclosure Controls and Procedures

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

The Partnership's management, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures as of March 31, 2006. Based on these evaluations, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of March 31, 2006.

     (b)  Internal Control Over Financial Reporting

During the three months ended March 31, 2006, the Partnership made no change in its internal control over financial reporting (as such term is defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION



Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

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


                                           Zond-PanAero Windsystem Partners I, a
                                           California Limited Partnership

Date: May 12, 2006
                                           By:  Zond Windsystems Management LLC,
                                           General Partner

                                           By:  /s/ Jesse E. Neyman
                                               ---------------------------------
                                           Jesse E. Neyman
                                           Chief Executive Officer of Zond
                                           Windsystems Management LLC, the
                                           General Partner of Zond-PanAero
                                           Windsystem Partners I, a California
                                           Limited Partnership


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