Form 10-Q
period 2006-06-30
ZOND PANAERO WINDSYSTEM PARTNERS I
filed 2006-08-14
CIK 767404

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  For the transition period from                     to
                                 -------------------    -------------------

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



                                TABLE OF CONTENTS


                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

   Condensed Balance Sheets at June 30, 2006 (Unaudited) and December 31, 2005.

   Unaudited Condensed Statements of Operations for the six months ended June 30, 2006 and June 30, 2005.

   Unaudited Condensed Statements of Operations for the three months ended June 30, 2006 and June 30, 2005.

   Condensed Statements of Changes in Partners' Capital (Deficit) for the six months ended June 30, 2006 (Unaudited) and for the year ended December 31, 2005.

   Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2006 and June 30, 2005.

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

Item 5. Other Information

Item 6. Exhibits

Item 1. FINANCIAL STATEMENTS

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


                                                               June 30, 2006             December 31, 2005
                                                          ------------------------    ------------------------
                                                                (Unaudited)
 Assets
 Current assets:
   Cash and cash equivalents                               $                  818      $                  843
   Accounts receivable from related party                                     609                         354
   Other current assets                                                        16                          45

                                                          ------------------------    ------------------------
 Total current assets                                                       1,443                       1,242
                                                          ------------------------    ------------------------

 Property, plant and equipment - assets held for sale
   Buildings                                                                   98                          98
   Plant and equipment                                                     49,561                      49,561
   Less - accumulated depreciation                                        (49,365)                    (49,353)
                                                          ------------------------    ------------------------
 Property, plant and equipment, net - assets held
   for sale                                                                   294                         306
                                                          ------------------------    ------------------------
      Total assets                                         $                1,737      $                1,548
                                                          ========================    ========================

 Liabilities and partners' capital
 Current liabilities:
   Accounts payable and accrued expenses                   $                  279      $                  266
   Accounts payable to related party                                          647                         197
   Accrued interest to related party                                            -                         565
                                                          ------------------------    ------------------------
 Total current liabilities                                                    926                       1,028
                                                          ------------------------    ------------------------
 Partners' capital:
   General partner                                                              6                           4
   Limited partners                                                           218                         (69)
   Substituted limited partner (Note 2)                                         6                           4
   Contributed capital                                                        581                         581
                                                          ------------------------    ------------------------

      Total partners' capital                                                 811                         520
                                                          ------------------------    ------------------------

      Total liabilities and partners'                     ------------------------    ------------------------
         capital                                           $                1,737      $                1,548
                                                          ========================    ========================




The accompanying notes are an integral part of the unaudited condensed financial statements.


                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
    (Dollars in thousands, except per Unit value, which is in whole dollars)


                                                             For the Six Months Ended,
                                             -----------------------------------------------------------
                                                    June 30, 2006                  June 30, 2005
                                             ----------------------------    ---------------------------

Revenue:
  Sale of electricity                         $                    1,249                          2,119
  Other income                                                        15                             14
                                             ----------------------------    ---------------------------
Total revenue                                                      1,264                          2,133

Costs and expenses:
  Depreciation                                                        12                             24
  Property taxes                                                      44                             44
  Easement fees to related party                                     370                             75
  Management fees to
     related party                                                    25                             30
  Maintenance and other operating costs
     to related and other parties                                    422                            409
  Insurance costs                                                     19                             60
  Other operating costs                                               81                             89
                                             ----------------------------    ---------------------------

Total costs and expenses                                             973                            731
                                             ----------------------------    ---------------------------

Net income                                                           291                          1,402
                                             ============================    ===========================

Net income per Unit                                                  245                          1,178
                                             ============================    ===========================

Number of outstanding Limited
   Partner Units                                                   1,190                          1,190
                                             ============================    ===========================




The accompanying notes are an integral part of the unaudited condensed financial statements.


                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
    (Dollars in thousands, except per Unit value, which is in whole dollars)


                                                             For the Three Months Ended,
                                            -----------------------------------------------------------
                                                   June 30, 2006                  June 30, 2005
                                            ----------------------------    ---------------------------
Revenue:
  Sale of electricity                        $                      610      $                   1,439
  Other income                                                        5                              7
                                            ----------------------------    ---------------------------
Total revenue                                                       615                          1,446

Costs and expenses:
  Depreciation                                                        -                             12
  Property taxes                                                     22                             22
  Easement fees to related party                                    196                             49
  Management fees to
     related party                                                   12                             19
  Maintenance and other operating costs
     to related and other parties                                   212                            200
  Insurance costs                                                    10                             30
  Other operating costs                                               2                             91
                                            ----------------------------    ---------------------------

Total costs and expenses                                            454                            423
                                            ----------------------------    ---------------------------

Net income                                   $                      161      $                   1,023
                                            ============================    ===========================

Net income per Unit                          $                      135      $                     860
                                            ============================    ===========================

Number of outstanding Limited
   Partner Units                                                  1,190                          1,190
                                            ============================    ===========================




The accompanying notes are an integral part of the unaudited condensed financial statements.

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
         CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                             (Dollars in thousands)


                                                                                For the six months ended June 30, 2006 and
                                                                                     the year ended December 31, 2005

                                                                                               Substituted
                                                                                                 Limited           Contributed
                                                            General           Limited            Partner             Capital
                                            Total           Partner          Partners           (Note 1)             (Note 5)
                                       ----------------  ---------------  ----------------  ------------------  -----------------
Profit and loss allocation                     100.00%            0.50%            99.00%               0.50%
                                       ----------------  ---------------  ----------------  ------------------  -----------------

Balance at December 31, 2004            $       (1,402)   $          (6)   $       (1,971)   $             (6)   $           581

Net income                                       1,922               10             1,902                  10                  -
                                       ----------------  ---------------  ----------------  ------------------  -----------------

Balance at December 31, 2005            $          520    $           4    $          (69)   $              4    $           581

Net income (Unaudited)                             291                2               287                   2                  -
                                       ----------------  ---------------  ----------------  ------------------  -----------------

Balance at June 30, 2006 (Unaudited)    $          811    $           6    $          218    $              6    $           581
                                       ================  ===============  ================  ==================  =================




The accompanying notes are an integral part of the unaudited condensed financial statements.

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP
         CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                             (Dollars in thousands)


                                                                           For the Six Months Ended,
                                                                ------------------------------------------------
                                                                    June 30, 2006             June 30, 2005
                                                                ----------------------    ----------------------

Cash Flow From Operating Activities:

Net income                                                       $                291        $              1,402

Reconciliation of net income to net cash used in operating activities:

Depreciation                                                                       12                          24

Changes in operating assets and liabilities:
  Accounts receivable from related party                                         (255)                       (567)
  Other current assets                                                             29                         (16)
  Accounts payable and accrued expenses                                            13                          (6)
  Accounts payable to related party                                               450                        (189)
  Accrued interest payable to related party                                      (565)                     (1,900)
                                                                  ----------------------    ----------------------

Net cash used in operating activities                                             (25)                     (1,252)
                                                                  ----------------------    ----------------------

  Net decrease in cash and cash equivalents                                       (25)                     (1,252)

Cash and cash equivalents at beginning of the period                              843                       2,603
                                                                  ----------------------    ----------------------

Cash and cash equivalents at end of period                         $              818        $              1,351
                                                                  ======================    ======================

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                           $              565        $              1,900




The accompanying notes are an integral part of the unaudited condensed financial statements.

                       ZOND-PANAERO WINDSYSTEM PARTNERS I,
                        A CALIFORNIA LIMITED PARTNERSHIP

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The condensed financial statements included herein for the quarterly periods ended June 30, 2006 and 2005 have been prepared by Zond-PanAero Windsystem Partners I, a California Limited Partnership (the "Partnership") without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Partnership, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such accounting principles. The Partnership believes that the information and notes included in the financial information are adequate to make the information presented not misleading. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

Dissolution of the Partnership

The term of the Partnership ended on December 31, 2005 in accordance with the provisions of the Partnership Agreement. The Partnership dissolved effective on the day on which the term of the Partnership ended. Effective July 25, 2006, the Partnership sold substantially all of its assets. See Note 8 below for additional information. The General Partner will apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and plans to cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner plans to file with the Commission a Form 15 to terminate registration of the Units under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

The General Partner continued the operation of the Windsystem during the liquidation period of the Partnership up to the date of the sale of substantially all of the Partnership's assets. The Reservation of Rights Agreement and the Wind Park Easement Agreement (as defined in "Substantial Transactions and Operating Agreements" below) each was terminated as of July 25, 2006, the date of the sale of substantially all of the Partnership's assets.

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

Substituted Limited Partner

PAMC Management Corporation ("PAMC") formerly served as a general partner of the Partnership (together with ZWMC, the "Former General Partners"). In June 1988, the Partnership solicited a vote by proxy of the Limited Partners to remove PAMC as a general partner. Pursuant to that vote, PAMC was converted to a substituted limited partner. Although the term "Substituted Limited Partner" is defined in the Partnership Agreement as any individual, partnership, corporation, trust or other entity admitted to the Partnership as a Limited Partner pursuant to transfer provisions under the Partnership Agreement, the term Substituted Limited Partner is used in the accompanying financial statements in reference to the substituted limited partner interest created by the removal of PAMC as a general partner. Under an Agreement of Settlement and Mutual Releases (the "Settlement Agreement") executed on June 26, 2000, PAMC agreed to transfer its substituted limited partner interest in the Partnership to ZWMC.

Operation and Maintenance Services

EWS manages the Windsystem pursuant to a windsystem management agreement with the Partnership executed on July 27, 1988 (the "Management Agreement"). The Management Agreement by its term was due to terminate on March 31, 2006; however, the Partnership and EWS entered into a Sixth Amendment to Windsystem Management Agreement dated as of March 29, 2006, which extended the termination date of the Management Agreement from March 31, 2006 to May 31, 2006; and entered into a Seventh Amendment to Windsystem Management Agreement dated as of August 11, 2006, which extended the termination date of the Management Agreement from May 31, 2006 to September 30, 2006. See Note 8 for additional information.

Prior to May 10, 2002, Enron Wind Maintenance LLC, an affiliate of EWS, provided operations and maintenance services for the Windsystem. On May 10, 2002, EWS contracted with GE Wind Energy, LLC ("GE") to perform certain operations and maintenance services relating to the Windsystem for a period of one year ending on May 10, 2003.

In April 2003, EWS entered into an agreement (the "O&M Agreement") with SeaWest Asset Management Services, LLC ("SeaWest") to provide certain operation and maintenance services relating to the Windsystem for a 5-year period ending on May 10, 2008. In connection with the Partnership's sale of substantially all of its assets, EWS and SeaWest terminated the O&M Agreement as it related to the Windsystem effective as of July 25, 2006.

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

      On or about June 23, 2005, the Partnership and PAMC entered into a Reservation of Rights Agreement dated as of June 23, 2005 (the "Reservation of Rights Agreement") pursuant to which the Partnership was permitted to (i) sell power to SCE from the Windsystem under a Reformed Standard Offer 1 As-Available Capacity and Energy Power Purchase Agreement dated June 23, 2005 between SCE and PAMC (the "RSO1 Power Agreement"), and
      (ii) interconnect the Windsystem with SCE's transmission system under an Interconnection Facilities Agreement between SCE and PAMC which was effective as of June 23, 2005 (the "Interconnection Agreement").

      Under the Reservation of Rights Agreement, the Partnership was permitted and agreed to deliver up to 19.5 megawatts of energy to SCE under the RSO1 Power Agreement and to interconnect the Partnership's Windsystem to SCE's transmission system under the Interconnection Agreement. The Reservation of Rights Agreement was due to terminate on December 31, 2005; however, the Partnership and PAMC, which is an affiliate of Mesa, entered into the Amendment to Reservation of Rights Agreement (the "Reservation of Rights Agreement Amendment") effective as of December 31, 2005, which extended the termination date of the Reservation of Rights Agreement from December 31, 2005 to March 31, 2006. Pursuant to an Agreement to Market the Mesa Wind Project dated as of May 13, 2006 (the "Marketing Agreement") by and among the Partnership, Zond-PanAero Windsystem Partners II, a California limited partnership ("ZWP II"), EWS, PAMC, Mesa and Alta Mesa Energy, LLC, the parties agreed to extend the term of the Reservation of Rights Agreement through January 31, 2007. However, in connection with the sale of substantially all of the Partnership's assets, the Reservation of Rights Agreement was terminated effective as of July 25, 2006. See Note 8 for additional information.

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

      PAMC also concurrently entered into a separate reservation of rights agreement with ZWP II and an affiliate of the Partnership, pursuant to which PAMC granted ZWP II the right to sell to SCE under the RSO1 Power Agreement up to 10.4 megawatts of energy from its wind turbine electric power generation facility and to interconnect such wind power generation facility to SCE's transmission grid under the Interconnection Agreement.

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

      Unlike the Power Agreement, which terminated on or about June 23, 2005, the RSO1 Power Agreement does not contain a minimum energy price payable by SCE. The minimum price for energy that was paid by SCE under the Power Agreement was $0.102 per kilowatt hour of energy, and SCE generally paid to the Partnership such minimum price for energy during the term of the Power Agreement. As a result, the price received by the Partnership for the sale of energy under the RSO1 Power Agreement was more volatile as compared with the price that would have been received by the Partnership under the Power Agreement during the same period of time.

(2) Since July 1988, the Partnership has contracted with EWS (or its predecessor) for the operation and maintenance of the Turbines and the performance of certain ancillary management services, such as collection of revenues from SCE and the administration and payment of all Partnership expenses. Under the provisions of the Management Agreement, the Partnership pays a management fee of 2% of the Partnership's gross operating proceeds ("Gross Operating Proceeds"). Gross Operating Proceeds are defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues. Under the Management Agreement, EWS is also reimbursed for 115% of the maintenance costs, including labor and material costs that it incurs in the performance of services, including services performed by third parties. See Note 6 for additional information. The Management Agreement was to terminate by its terms on March 31, 2006; however, the Partnership and EWS entered into a Sixth Amendment to Windsystem Management Agreement dated as of March 29, 2006 which extended the termination date of the Management Agreement from March 31, 2006 to May 31, 2006; and entered into a Seventh Amendment to Windsystem Management Agreement dated as of August 11, 2006, which extended the termination date of the Management Agreement from May 31, 2006 to September 30, 2006. See Note 8 for additional information.

(3) The Operating Site is situated on two adjoining parcels of land, consisting of approximately 440 acres, located in the San Gorgonio Pass area of the San Bernardino Mountains approximately 16 miles northwest of Palm Springs, California. The Partnership owns the Turbines, including the supporting towers and related concrete support pads and controllers. The Partnership uses the Infrastructural Improvements and a portion of the Operating Site pursuant to an easement granted by Mesa under the terms of a Wind Park Easement Agreement dated as of September 7, 1984, as amended (the "Wind Park Easement Agreement"). The Infrastructural Improvements include roads, fences, power transfer system, substation and maintenance facilities. Mesa has title to the Infrastructural Improvements, but has granted the Partnership a security interest in such assets under the Wind Park Easement Agreement. The Infrastructural Improvements are also utilized by ZWP II under a similar arrangement with Mesa.

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

      Pursuant to the Wind Park Easement Agreement, Mesa granted to the Partnership the right to use a portion of the Operating Site and the Infrastructural Improvements in connection with the operation of the Windsystem. Prior to January 1, 2006, the Wind Park Easement Agreement provided that the royalty payment payable by the Partnership to Mesa equaled 5% of Gross Operating Proceeds, as defined in the Wind Park Easement Agreement (the "Prior Royalty Rate"). The Wind Park Easement Agreement, as previously amended, was due to terminate on December 31, 2005; however, on March 3, 2006, the Partnership and Mesa entered into the Amendment to Wind Park Easement Agreement (the "Easement Agreement Amendment"), which amendment was effective as of December 31, 2005. The Easement Agreement Amendment extended the termination date of the Wind Park Easement Agreement from December 31, 2005 to March 31, 2006. The

      Easement Agreement Amendment also provides that after December 31, 2005, the royalty payment payable by the Partnership to Mesa equals 55% of Net Operating Proceeds, as defined in the Easement Agreement Amendment (the "Current Royalty Rate"). For any applicable period after December 31, 2005, the royalty payments payable by the Partnership using the Current Royalty Rate have been substantially higher than if such royalty amounts were calculated using the Prior Royalty Rate. Pursuant to the Marketing Agreement, the parties agreed to extend the term of the Wind Park Easement Agreement through January 31, 2007. However, in connection with the sale of substantially all of the Partnership's assets, the Wind Park Easement Agreement was terminated effective as of July 25, 2006. See Note 8 for additional information.

Cash Distributions

The Partnership makes cash distributions in accordance with the terms of the Partnership Agreement. Due to less-than-projected operating results, the Partnership has not distributed any cash during any fiscal year other than 1985, in which the Partnership distributed an aggregate of approximately $158,000 to the Limited Partners and $2,000 to the then General Partners. Under the Purchase Notes, the Partnership was not permitted to make cash distributions to its Partners unless certain cash reserve balances were maintained, no events of default existed, and certain ratio tests were met. The Partnership did not meet these criteria at any time since 1985 and did not make any cash distributions to its Partners during the first six months of 2006.

NOTE 3 - GOING CONCERN

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

1. As discussed in Note 2, the term of the Partnership ended on December 31, 2005. The Partnership dissolved effective on the day on which the term of the Partnership ended. Effective July 25, 2006, the Partnership sold substantially all of its assets. See Note 8 for additional information. The General Partner will apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and plans to cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner plans to file with the Commission a Form 15 to terminate registration of the Units under the Exchange Act.

2. As discussed in Note 2 and Note 8, in connection with the sale of substantially all of the Partnership's assets, the Reservation of Rights Agreement and the Wind Park Easement Agreement were terminated as of July 25, 2006.

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

Depreciation

The Turbines are recorded at cost. The Turbines were fully depreciated as of December 31, 2004. The Turbines were depreciated on the straight-line method over a twenty-year life. Capitalized improvements and the building were depreciated on a straight-line method over a fifteen year life. As of April 1, 2006, the Turbines, the capitalized improvements and the building were reclassified from property, plant and equipment to assets held for sale. Accordingly, no additional depreciation was recognized during the second quarter of 2006.

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

Electricity Sales and Significant Customer

Power generated by the Windsystem was recognized as revenue upon delivery of power to SCE at prices as defined in the RSO1 Power Agreement. All power produced was sold to SCE under the Reservation of Rights Agreement, which was terminated as of July 25, 2006 in connection with the sale of substantially all of the Partnership's assets. See Note 2 and Note 8 for additional information.

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

The Partnership has the following related party transactions and relationships:

(1) Mesa assigned easement rights to a portion of the Operating Site and granted rights to use the Infrastructural Improvements to the Partnership under the Wind Park Easement Agreement (See Note 2 above). The Partnership incurred $0.2 million in easement fees during the second quarter of 2006 as compared to $0.05 million during the second quarter of 2005 pursuant to the Wind Park Easement Agreement.

(2) The Partnership has a contract with EWS to operate and maintain the Turbines and to perform certain management and administrative services under the Management Agreement (See Note 2 above). The Partnership incurred expenses of $0.2 million during each of the second quarters of 2006 and 2005, pursuant to the Management Agreement.

In 1988, Mesa assigned $581,000 of receivables from the Partnership to each of its partners, EWSI and an affiliate of PanAero. EWSI subsequently forgave its $581,000 of receivables from the Partnership. This forgiveness was treated as a capital contribution in the accompanying financial statements.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases Payable

None.

NOTE 8 - SUBSEQUENT EVENTS

Sale of Assets

On July 25, 2006, the Partnership sold substantially all of its assets to Western Wind Energy Corp ("Western Wind") pursuant to the Agreement and Plan of Merger dated as of July 3, 2006, as amended (the "Merger Agreement"). On such date, the Partnership, PAMC, PanAero California Ltd., a California limited partnership, Alta Mesa Energy, LLC ("Alta Mesa"), Mesa, EWS, ZWP II, and Western Wind, entered into the Omnibus Termination Agreement (the "Termination Agreement"). In accordance with the Termination Agreement, effective as July 25, 2006, the parties terminated several agreements related to the assets sold to Western Wind including the Wind Park Easement Agreement and the Reservation of Rights Agreement. The parties to the terminated agreements released each other from all claims and liabilities thereunder. The Partnership did not incur any early termination penalties in connection with the termination of the foregoing agreements. Pursuant to the terms of the Merger Agreement, at the closing, the Partnership received $873,913 for the sale of its assets.

Operation and Maintenance Services

The Partnership and EWS entered into a Seventh Amendment to Windsystem Management Agreement dated as of August 11, 2006, which extended the termination date of the Management Agreement from May 31, 2006 to September 30, 2006.

GE Settlement

Pursuant to a Settlement Agreement and Release (the "Settlement Agreement") executed on July 3, 2006, and effective as of May 1, 2006, among other things, EWS settled claims by GE for amounts owed for operation and maintenance services rendered relating to the Windsystem. Pursuant to the Settlement Agreement, EWS paid to GE the sum of $147,000 related to operation and maintenance services provided by GE relating to the Windsystem. As of June 30, 2006, the Partnership had a recorded liability to EWS in the amount of $186,000 related to this obligation. The settlement payment was made by EWS to GE in July 2006. At that time, the Partnership recognized a $39,000 reduction in its recorded liabilities and operation and maintenance expenses.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Going Concern

The following matters raise substantial doubt about the Partnership's ability to continue as a going concern:

1. As discussed in Note 2 to the Financial Statements, the term of the Partnership ended on December 31, 2005. The Partnership dissolved effective on the day on which the term of the Partnership ended. Effective July 25, 2006, substantially all of the assets of the Partnership were sold. See Note 8 to the Financial Statements for additional information. The General Partner will apply and distribute the proceeds thereof as contemplated by the Partnership Agreement, and plans to cause the cancellation of the Partnership's Certificate of Limited Partnership with the Secretary of State of the State of California. The Partnership will then terminate and the General Partner plans to file with the Commission a Form 15 to terminate registration of the Units under the Exchange Act.

2. As discussed in Note 2 and Note 8 to the Financial Statements, the Reservation of Rights Agreement and the Wind Park Easement Agreement were terminated effective as of July 25, 2006.

Liquidity and Capital Resources

The Partnership's primary source of revenues and liquidity to fund operations of the Windsystem, repay debt, administer the Partnership, and make distributions to its Partners has been the production and sale of electricity from the Windsystem. The Partnership's sole customer was SCE. The price paid by SCE for the electricity was contractually defined under the RSO1 Power Agreement.

As of June 30, 2006, the Partnership had no current or planned commitments for capital expenditures.

Results of Operations for the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005.

During the first six months of 2006, the Partnership's electricity revenue was $1.2 million, and the Windsystem produced 17.2 million kWh of electricity sold to SCE. This was a decrease of $0.9 million or 41% in revenue and a decrease of
4.1 million kWh or 19 % of electricity produced as compared to the first six months of 2005. The decrease in electricity revenue was due to decreased production as a result of an increase in turbines in need of repair as well as the effect of the change in price paid by SCE for the energy delivered by the Partnership. See "Note 2 - THE PARTNERSHIP - Substantial Transactions and Operating Agreements". From January 1, 2005 through June 23, 2005, the price paid by SCE for energy delivered by the Partnership was at a rate of $0.102 per kWh. From June 23, 2005 through June 30, 2006 SCE paid a price equal to its short - run avoided cost which averaged a rate of $0.089 per kWh for all energy delivered by the Partnership. During the first six months of 2006, SCE's short-run avoided cost (and the price paid by SCE for energy delivered by the Partnership during this period) averaged $0.075 per kWh. Other income remained comparable during the first six months of 2006 as compared to the first six months of 2005.

Costs and expenses in the first six months of 2006 were $1.0 million, an increase of $0.2 million or 33%, as compared to the first six months of 2005. Depreciation decreased $0.01 as the remaining depreciable assets were reclassified as held for sale and therefore not depreciated during the second quarter of 2006. Property taxes remained constant during the first six months of 2006 as compared to the first six months of 2005. Easement fees increased $.3 million during the first six months of 2006 as compared to the first six months of 2005. For the first six months of 2005, the Wind Park Easement Agreement provided that the easement payment payable by the Partnership to Mesa equals 5% of Gross Operating Proceeds (as defined below). For the first six months of 2006, the Easement Agreement Amendment provided that the easement payment payable by the Partnership to Mesa equals 55% of Net Operating Proceeds (as defined in the Easement Agreement Amendment). Management fees remained comparable during the first six months of 2006 as compared to the first six months of 2005. Management fees are calculated as a percentage of Gross Operating Proceeds. "Gross Operating Proceeds" are defined as all gross receipts from the sale of electricity generated by the Turbines and all amounts paid in lieu of receipts from the sale of electricity, including, without limitation, any proceeds of systems performance or wind resource insurance, casualty loss and business interruption insurance paid in reimbursement of lost revenues and warranty payments in reimbursement of lost revenues. Maintenance expenses increased $0.01 in the first six months of 2006 as compared with the first six months of 2005 due to an increase in unscheduled maintenance. Insurance costs decreased by $0.04 million in the first six months of 2006 due to a decrease in renewal rates as compared with the first six months of 2005. Other operating costs decreased $0.01 million in the first six months of 2006 due to a decrease in the use of outside consultants as compared to the same period in 2005.

Overall, the Partnership reported net income of $0.3 million for the first six months of 2006 as compared with net income of $1.4 million for the first six months of 2005. During the first six months of 2006, the total partners' capital increased $0.3 million to $0.8 million. The net income per Unit was $245 for the first six months of 2006 compared with net income per Unit of $1,178 for the first six months of 2005.

Cash flows from operations increased $1.2 million in the first six months of 2006 as compared to the first six months of 2005. This increase was primarily due to a decrease in accrued interest paid to related parties and favorable changes in working capital during the first six months of 2006 as compared to the first six months of 2005.

Results of Operations for the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

For the three months ended June 30, 2006, revenues from power sales were $0.6 million, and the Windsystem produced 9.3 million kWh of electricity for sale to SCE. This was a decrease of $0.8 million or 58% in revenue and a decrease of 5.4 million kWh of electricity produced or 37% as compared to the same period in 2005. The decrease in electricity revenue was due to decreased production as a result of an increase in turbines in need of repair as well as the effect of the change in price paid by SCE for the energy delivered by the Partnership. See "Note 2 - THE PARTNERSHIP - Substantial Transactions and Operating Agreements". From April 1, 2005 through June 23, 2005, the price paid by SCE for energy delivered by the Partnership was at a rate of $0.102 per kWh. From June 23, 2005 through June 30, 2005 SCE paid a price equal to its short - run avoided cost which averaged a rate of $0.089 per kWh for all energy delivered by the Partnership. During the second quarter of 2006, SCE's short-run avoided cost (and the price paid by SCE for energy delivered by the Partnership during this period) averaged $0.069 per kWh. Other income remained comparable during the second quarter of 2006 as compared to the second quarter of 2005.

Costs and expenses for the second quarter of 2006 were $0.5 million. This was an increase of $0.03 million or 7%, as compared to the second quarter of 2005. Depreciation decreased $0.01 million during the second quarter of 2006 as compared to the second quarter of 2005 as the remaining depreciable assets were reclassified as held for sale and therefore not depreciated during the second quarter of 2006. Property taxes were constant during the second quarter of 2006 as compared to the second quarter of 2005.

Easement fees increased $0.1 million during the second quarter of 2006 as compared to the second quarter of 2005. For the second quarter of 2005, the Wind Park Easement Agreement provided that the easement payment payable by the Partnership to Mesa equals 5% of Gross Operating Proceeds (as defined below). For the second quarter of 2006, the Easement Agreement Amendment provided that the easement payment payable by the Partnership to Mesa equals 55% of Net Operating Proceeds (as defined in the Easement Agreement Amendment). Management fees decreased $0.01 million during the second quarter of 2006 as compared to the second quarter of 2005. Management fees are calculated as a percentage of Gross Operating Proceeds. Maintenance expenses increased $0.01 million in the second quarter of 2006, as compared to the second quarter of 2005, due to an increase in unscheduled maintenance. Insurance costs decreased by $0.02 million in the second quarter of 2006 due to a decrease in renewal rates as compared with the second quarter of 2005. Other operating costs decreased $0.09 million in the second quarter of 2006 due to a decrease in the use of outside consultants as compared to the same period in 2005.

Overall, the Partnership reported net income of $0.2 million for the second quarter of 2006, which is a decrease of $0.9 million or 84% as compared to the second quarter of 2005. Net income per Unit was $135 for the second quarter of 2006 compared with a net income per Unit of $860 for the second quarter of 2005.

Contractual Obligations

     The Partnership's contractual obligations as of June 30, 2006 are as follows (in millions):

          ------------------------------------- ----------------------
         |                                     |         2006*        |
         |-------------------------------------|----------------------|
         |  Purchase obligations:              |                      |
         |-------------------------------------|----------------------|
         |                                     |                      |
         |-------------------------------------|----------------------|
         |  Scheduled maintenance fees         |         $0.04        |
          ------------------------------------- ----------------------

*The term of the Partnership ended on December 31, 2005; however, the Partnership operated in liquidation and obtained the right to sell power under the Reservation of Rights Agreement, and extended the term of the Wind Park Easement Agreement, through July 25, 2006, and extended the term of the Management Agreement through September 30, 2006. See Note 8 to the Financial Statements for additional information. In connection with the sale of the Partnership assets, effective July 25, 2006, the Partnership has no further ongoing obligations for payment of scheduled maintenance fees.

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

The Partnership's management, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures as of June 30, 2006. Based on these evaluations, the General Partner's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of June 30, 2006.

     (b)  Internal Control Over Financial Reporting

During the three months ended June 30, 2006, the Partnership made no change in its internal control over financial reporting (as such term is defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 6. EXHIBITS

(a) Exhibits

  10.1 Agreement to Market the Mesa Wind Project, dated as of May 13, 2006, by and among the Partnership, ZWP II, EWS, PAMC, Mesa and Alta Mesa.

  10.2 Seventh Amendment to Windsystem Management Agreement, dated as of August 11, 2006, between EWS and the Partnership.

  10.3 Agreement and Plan of Merger, dated as of July 3, 2006, by and among the Partnership, PAMC, Alta Mesa, Mesa, ZWP II, Western Wind and Mesa Wind Power Corporation; Amendment to Agreement and Plan of Merger, dated as of July 21, 2006, by and among the Partnership, PAMC, Alta Mesa, Mesa, ZWP II, Western Wind and Mesa Wind Power Corporation.

  10.4 Omnibus Termination Agreement, dated as of July 25, 2006, by and among the Partnership, EWS, PAMC, PanAero California Ltd., Alta Mesa, Mesa, ZWP II and Western Wind.

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


                                    Zond-PanAero Windsystem Partners
                                    I, a California Limited Partnership
Date: August 14, 2006
                                    By:  Zond Windsystems Management LLC,
                                    General Partner

                                    By: /s/ Jesse E. Neyman
                                       -----------------------------------
                                    Jesse E. Neyman
                                    Chief Executive Officer of Zond Windsystems
                                    Management LLC, the General Partner of Zond-
                                    PanAero Windsystem Partners I, a California
                                    Limited Partnership


                                    By: /s/ Mary H. Cilia
                                       -----------------------------------
                                    Mary H. Cilia
                                    Chief Financial Officer of Zond Windsystems
                                    Management LLC, the General Partner of Zond-
                                    PanAero Windsystem Partners I, a California
                                    Limited Partnership

                                  Exhibit Index
                                  -------------

  Number                   Description

  10.1 Agreement to Market the Mesa Wind Project, dated as of May 13, 2006, by and among the Partnership, ZWP II, EWS, PAMC, Mesa and Alta Mesa.

  10.2 Seventh Amendment to Windsystem Management Agreement, dated as of August 11, 2006, between EWS and the Partnership.

  10.3 Agreement and Plan of Merger, dated as of July 3, 2006, by and among the Partnership, PAMC, Alta Mesa, Mesa, ZWP II, Western Wind and Mesa Wind Power Corporation; Amendment to Agreement and Plan of Merger, dated as of July 21, 2006, by and among the Partnership, PAMC, Alta Mesa, Mesa, ZWP II, Western Wind and Mesa Wind Power Corporation.

  10.4 Omnibus Termination Agreement, dated as of July 25, 2006, by and among the Partnership, EWS, PAMC, PanAero California Ltd., Alta Mesa, Mesa, ZWP II and Western Wind.

  31.1   Rule 13a-14(a) Certification of Jesse E. Neyman

  31.2   Rule 13a-14(a) Certification of Mary H. Cilia

  32.1   Section 1350 Certification of Jesse E. Neyman

  32.2   Section 1350 Certification of Mary H. Cilia